Form 10-K
period 1993-12-31
LIBERTY BANCORP INC /OK/
filed 1994-03-31
CIK 737287

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                                             [FEE REQUIRED]
             For the fiscal year ended:  December 31, 1993
                                         -----------------

OR

[  ]         TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
                                                             [NO FEE REQUIRED]

             For the transition period from                 to
                                           -----------------  ----------------

                                                Commission file Number 0-12709

                            LIBERTY BANCORP, INC.
           (Exact Name of Registrant as specified in its charter)


          Oklahoma                                            73-1218204
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                         Identification Number)

                              100 North Broadway
                           Oklahoma City, OK 73102
                  (Address of principal executive offices)
                                  (Zip Code)

                               (405) 231-6000
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                    None

          Securities registered pursuant to Section 12(g) of the Act:
                       Common Stock, $.01 par value
                              (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the regis-trant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes          X         No                 .
    ------------------    ----------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     As of March 30, 1994, Registrant had 9,477,819 shares of Common Stock outstanding.

     As of March 30, 1994, the aggregate market value of the Registrant's Common Stock held by nonaffiliates, was approximately $131.5 million.

DOCUMENTS INCORPORATED BY REFERENCE

     Information required by Part III of this Form is incorporated by reference from Registrant's Definitive Proxy Statement for its 1994 Annual Meeting of Shareholders.



                          LIBERTY BANCORP, INC.
                               FORM 10-K
               For the Fiscal Year Ended December 31, 1993
                         CROSS-REFERENCE INDEX

                                                             Reference Page(s)
                                                             Annual Report on
                                                                Form 10-K

PART I   ITEM
ITEM 1   BUSINESS
ITEM 2   PROPERTIES
ITEM 3   LEGAL PROCEEDINGS
ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS        NONE

PART II
ITEM 5   MARKET FOR REGISTRANT'S COMMON STOCK
         AND RELATED SECURITYHOLDER MATTERS
ITEM 6   SELECTED FINANCIAL DATA
ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERA-
         TIONS (FINANCIAL REVIEW)
         Guide 3 - Statistical Information
ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
            Liberty Bancorp, Inc. and Subsidiaries (consolidated)
            Report of Independent Public Accountants
            Consolidated Balance Sheet
            Consolidated Statement of Income
            Consolidated Statement of Shareholders' Investment
            Consolidated Statement of Cash Flows
            Notes to Consolidated Financial Statement
         Reports of Other Independent Auditors Applicable to Certain Subsidiaries (of which separate financial statements are not required)
                     Liberty Mortgage Company
                     Liberty Real Estate Company
         Selected Quarterly Financial Data

ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE                    NONE

PART III (1)
ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11  EXECUTIVE COMPENSATION
ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT
ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PART IV
ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
         AND REPORTS ON FORM 8-K
SIGNATURES

(1) The information required by Part III is incorporated by reference from the Registrant's Proxy Statement, to be filed pursuant to Regulation 14A, relating to the Annual Meeting of Shareholders of the Registrant pursuant to General Instruction G to Form 10-K.




                                            Liberty Bancorp, Inc.
                                            FINANCIAL HIGHLIGHTS
- ------------------------------------------------- ------------- ------------- ------------- ------------- ----------
December 31 (In thousands, except per share data)     1993          1992          1991          1990         1989
- ------------------------------------------------- ------------- ------------- ------------- ------------- ----------
For the Year-to-Date
  Total Revenues                                  $  185,117    $  172,762    $  188,445    $  194,298    $  203,636
  Net Interest Income                                 74,568        63,903        55,123        52,515        56,562
  Provision for Loan Losses                           (7,363)        1,793         2,252        (3,367)       (7,156)
  Trust Fees                                          15,508        15,523        14,789        13,984        13,249
  Mortgage Banking Income                              7,449         7,391         5,771         3,962         3,717
  Other Noninterest Income                            33,759        25,742        23,340        21,093        22,788
  Noninterest Expense                                118,728        92,551        90,887        92,579       102,352
  Cumulative Effect of Change in Accounting
    Principle                                         14,255             _             _             _             _
  Extraordinary Item - Use of Net Operating Loss
    Carryforwards                                          _         4,640           832            60             _
  Net Income                                          36,532        18,118         5,791         2,204         1,120
  Income per Share _ Primary and Fully-diluted
    Before Cumulative Effect of Change in
    Accounting Principle and Extraordinary Item         2.28          1.49           .57           .25           .13
  Net Income                                            3.74          2.01           .66           .25           .13
  Cash Dividends Declared                                .30             _             _             _             _
- ------------------------------------------------- ------------- ------------- ------------- ------------- ----------
At December 31
  Loans (exclusive of term federal funds sold)    $  930,941    $  677,053    $  730,591    $  743,934    $  812,132
  Earning Assets                                   2,208,523     2,035,562     2,015,319     1,916,373     1,714,789
  Assets                                           2,659,776     2,428,160     2,489,541     2,451,585     2,274,959
  Deposits                                         2,125,144     1,929,079     1,909,264     1,849,664     1,750,274
  Total Shareholders' Investment                     227,245       178,841       159,776       153,425       150,389
  Book Value per Common Share                          23.98         20.29         18.21         17.55         17.32
- ------------------------------------------------- ------------- ------------- ------------- ------------- ----------
Average Year-to-Date Balances
  Earning Assets                                  $2,044,814    $1,813,871    $1,782,527    $1,702,380    $1,698,196
  Assets                                           2,431,458     2,171,767     2,164,222     2,107,380     2,077,125
  Deposits                                         1,957,313     1,740,590     1,676,001     1,638,876     1,606,655
  Total Shareholders' Investment                     208,137       170,846       158,363       151,652       151,403
- ------------------------------------------------- ------------- ------------- ------------- ------------- ----------
Ratios
  Capital Ratios
    Leverage                                            7.87%         7.97%         6.96%         7.16%       N/A   %
    Risk-based                                         15.37         18.23         14.42         14.26        N/A
  Average Shareholders' Investment as % of
    Average Total Assets                                8.56          7.87          7.32          7.20          7.29
  Rate of Return, Before Cumulative Effect of
    Change in Accounting Principle and
    Extraordinary Item, on
      Average Earning Assets                            1.09           .74           .28           .13           .07
      Average Total Assets                               .92           .62           .23           .10           .05
      Average Total Shareholders' Investment           10.70          7.89          3.13          1.41           .74
  Rate of Return on
      Average Earning Assets                            1.79          1.00           .32           .13           .07
      Average Total Assets                              1.50           .83           .27           .10           .05
      Average Total Shareholders' Investment           17.55         10.60          3.66          1.45           .74
  Average Earning Assets as % of Average
    Total Assets                                       84.10         83.52         82.36         80.78         81.76
  Dividend Payout Ratio                                 8.02             _             _             _             _
  Operating Efficiency Ratio                           90.73         80.36         88.98         97.74        102.84
  Provision for Loan Losses as %
    of Average Loans                                    (.94)          .26           .30          (.45)         (.79)


An Overview of the Company's
 Operations
- ------------------------------------------------------------------------------

     Liberty Bancorp, Inc. ("Liberty") is incorporated under the laws of the State of Oklahoma and is registered as a bank holding company under the Bank Holding Company Act of 1956. As such, it holds all of the shares of its two major banking subsidiaries, Liberty Bank and Trust Company of Oklahoma City, N.A. ("Liberty Oklahoma City") and Liberty Bank and Trust Company of Tulsa, N.A. ("Liberty Tulsa"), as well as several other subsidiaries.

     Liberty coordinates the financial resources of the consolidated enterprise and also makes investments in and advances funds to its subsidiaries to provide portions of their capital and credit requirements. In addition, it supplies various managerial and support services to the sub-sidiaries and coordinates their general policies and activities.

     Both Liberty Oklahoma City and Liberty Tulsa provide a broad range of financial services to individuals, business enterprises, financial institutions and governmental authorities. Liberty Oklahoma City, which has a total of twenty locations in Oklahoma City and the surrounding communities of Choctaw, Edmond, Harrah, Midwest City and Norman, is Liberty's largest sub-sidiary having assets of $1.7 billion and deposits of $1.4 billion at December 31, 1993. Liberty Tulsa has eight locations and an autobank facility in Tulsa as well as banking centers in Broken Arrow and Jenks, and is the second largest subsidiary of Liberty with assets of $950 million and deposits of $711 million at December 31, 1993.

     Liberty Mortgage Company, a subsidiary of Liberty Oklahoma City, engages in mortgage banking activities. Liberty Real Estate Company, a nonbank subsidiary of Liberty, owns and operates Liberty Tower, in which Liberty and Liberty Oklahoma City maintain principal offices. Other subsidiaries are in-volved in insurance and other financial services.

Fiduciary Services
- ------------------------------------------------------------------------------

     The principal activities of the trust departments of both banks include administration and investment management of personal trusts and estates, private and public employee benefit plans, including IRA's, corporate trusts and agencies for individuals, corporations, foundations and political entities. Trust assets under management at December 31, 1993 totaled $2.4 billion. Assets held in trust totaled $4.2 billion. These assets include fixed income and equity securities, residential, commercial and agricultural properties, mineral interests (mainly oil and gas) and private businesses throughout Oklahoma and the Southwest. In addition, Liberty Oklahoma City's Trust Department provides stock transfer, registration, dividend disbursing and dividend reinvestment services for corporations.

Capital Market Services
- ------------------------------------------------------------------------------

     The capital markets group of each bank provides investment and money market services to individuals, trust accounts, corporations and correspondent banks. The capital markets groups are responsible for portfolio management, investment banking activities and the coordination of Liberty's funding and asset/liability management. The capital markets group also serves as broker/dealer in eligible investment securities and makes available a wide variety of investments to both retail and institutional customers. In addition, some 200 financial organizations utilize all or a portion of Liberty's institutional products including safekeeping, investment portfolio accounting, asset/liability consulting, and advanced portfolio strategies.

Mortgage Banking Services
- ------------------------------------------------------------------------------

     Liberty Mortgage Company's ("LMC") residential mortgage operations are carried out through the main Liberty Oklahoma City location and two banking centers, one in Oklahoma City and one in Tulsa. Commercial mortgage operations are available at the main bank locations of Liberty Oklahoma City and the LMC branch in Tulsa. A major service provided by mortgage companies is the servicing of the loans marketed to investors through individual loan sales or by creating mortgage-backed pass-through securities. As of year-end 1993, LMC was servicing approximately $1.3 billion in mortgage loans.

Personal Banking Services
- ------------------------------------------------------------------------------

     Liberty Oklahoma City and Liberty Tulsa provide an extensive array of retail banking products and services. The emphasis on individual and small business lines of credit, automobile loans, boat and recreational vehicle loans, home improvement and second mortgage loans, as well as acquisitions, have expanded retail loans to $195.4 million at December 31, 1993 compared to $107.0 million at the end of 1992. Retail loans accounted for 21% and 16% of total loans at the end of the respective years. Both banks offer checking, savings, certificates of deposit, money market investments, IRA's, Keogh and qualified retirement plan accounts.

Commercial Banking Services
- ------------------------------------------------------------------------------

     Liberty Oklahoma City and Liberty Tulsa deliver comprehensive, competitively priced commercial banking services to commercial customers located in Oklahoma and contiguous states. Commercial customers use many commercial banking services including credit, depository and cash management. The commercial loan portfolio grew to $376.5 million at December 31, 1993 compared to $262.8 million at year end 1992. The commercial portfolio comprises approximately 40% of Liberty's loan portfolio. Commercial banking services are supported by an experienced lending staff. Liberty's statewide presence strengthens its ability to serve corporate, institutional, and individual financial requirements. In addition, Liberty commercial bankers coordinate their customer's use of other Liberty services including Group Plan Banking services provided to customer's employees.

Real Estate Financing
- ------------------------------------------------------------------------------

     Liberty Oklahoma City and Liberty Tulsa actively provide construction, development and intermediate term loan products along with related real estate services. Real estate mortgage loans totaled $199.1 million at December 31, 1993 and accounted for 21% of total loans. Other real estate loans, including construction and development, were $85.6 million at December 31, 1993 and comprised 9% of total loans. This compares to real estate mortgage loans of $154.4 million (23% of total loans) and other real estate loans of $67.4 mil-lion (10% of total loans) one year ago.

Correspondent Banking Activities
- ------------------------------------------------------------------------------

     Liberty Oklahoma City and Liberty Tulsa provide financial services to over 300 banks in Oklahoma and other parts of the Midwest. Both banks work closely with community and country banks, assisting them in satisfying the loan demands of their customers by participating in their lending activities. In addition, correspondents are provided with lending, investment, operations and other financial and advisory services. At December 31, 1993, correspondent and regional loans totaled $17.3 million or 2% of total loans. This compares to $16.9 million, or 2% of total loans at December 31, 1992.

International Banking Activities
- ------------------------------------------------------------------------------

     Liberty Oklahoma City and Liberty Tulsa provide international trade finance and trade services to customers across Oklahoma and to banks within Oklahoma and in surrounding states. Liberty's broad network enhances the service capabilities of trade services representatives, foreign exchange traders and international tellers in providing wire and draft services, documentary collections, retail foreign currency products, foreign exchange contracts and letters of credit. At December 31, 1993, Liberty Oklahoma City's and Liberty Tulsa's outstanding international standby and commercial letters of credit totaled $44.1 million.

     Designated as a Priority Lender by the Export-Import Bank of the United States, Liberty works with exporters and local banks in providing government-backed financing for export sales. The trade finance officers work together with trade services to provide full service for Liberty customers requiring international financial expertise and service.

Acquisitions
- ------------------------------------------------------------------------------

     Liberty continued to expand during 1993 with the acquisition of five banking companies. Information concerning these acquisitions is shown below.



1993 Bank Acquisitions
(In thousands)
- ----------------------------------------------------------------------------------------------------------
Parent Company/                           Acquisition                                        Consideration
  Bank                                        Date       Loans     Deposits     Total Assets      Given
- ----------------------------------------------------------------------------------------------------------
First National Holding Company
   First National Bank of Jenks, Okla.      March 1    $ 15,484   $  29,829     $  33,408        Stock
- ------------------------------------------ ----------- ---------- ------------- ------------- ------------
Interstate Financial Corporation
   First Oklahoma Bank and Trust Co.,
   Edmond, Okla.                            August 1     19,370      49,630        54,827        Cash
- ------------------------------------------ ----------- ---------- ------------- ------------- ------------
First Edmond Bancshares, Inc.
   The First National Bank of Edmond,
   Okla.                                   October 1     25,384      79,762        87,328        Cash
- ------------------------------------------ ----------- ---------- ------------- ------------- ------------
Midwest National Bancshares, Inc.
   Midwest National Bank, Midwest
   City, Okla.                             December 1    15,140      35,049        38,581        Stock
- ------------------------------------------ ----------- ---------- ------------- ------------- ------------
Tulbancorp, Inc.
   Bank of Tulsa, Tulsa, Okla.             December 31   48,211       56,494       62,820        Stock
- ------------------------------------------ ----------- ---------- ------------- ------------- ------------
Total                                                  $123,589     $250,764     $276,964
- ------------------------------------------ ----------- ---------- ------------- ------------- ------------

     Liberty may continue to seek additional opportunities to expand through acquisition of additional banks and other potential lines of business as well as potential combinations with larger institutions.



Financial Review
- ------------------------------------------------------------------------------

     Management's discussion and analysis of the 1993 financial results, important events and trends should be read in conjunction with the con-solidated financial statements, notes to the consolidated financial statements and the supplemental statistical and financial data presented elsewhere in this report.

Performance Summary
- ------------------------------------------------------------------------------

     Liberty reported net income of $36.5 million for 1993. This compares to net income of $18.1 million for 1992 and $5.8 million for 1991. Net income per share for 1993 was $3.74, compared to $2.01 in 1992 and $.66 in 1991. Income for the fourth quarter of 1993 was $6.3 million or $.64 per share. This com-pares with income of $3.5 million or $.38 per share for the fourth quarter of 1992. The increase in net income from 1992 includes the cumulative effect of a change in accounting for income taxes of $14.3 million. Income for 1993 also included total negative provisions for loan losses and losses on other real estate and assets owned of $8.6 million compared to positive provisions of $548 thousand in 1992. The negative provisions were made to reduce the reserves to a level considered appropriate for the inherent risk in the current portfolios.

Net Interest Income
- ------------------------------------------------------------------------------

     A volume-rate analysis of the changes in net interest income on a fully tax-equivalent basis is shown below. The volume-rate analysis reflects the changes in net interest income from both changes in asset and liability volumes and changes in interest rates. Because of numerous simultaneous bal-ance and rate changes, it is not possible to allocate precisely such changes between balances and rates. For purposes of this table, changes which are not due solely to balance changes or solely to rate changes are allocated to such categories based on the respective percentage changes in average daily balances and average rates.



Volume/Rate Analysis
- ----------------------------------------------------------------------------------------------------
(In Thousands)                               1993 vs 1992                     1992 vs 1991
- ----------------------------------------------------------------------------------------------------
Increase (Decrease) Due to           Average    Average              Average     Average
Change in                            Balance     Rate     Total      Balance      Rate       Total
- ----------------------------------------------------------------------------------------------------
Earning Assets
  Loans (1)                         $ 7,153  ($   180)  $ 6,973     ($ 5,023)   ($ 9,164)  ($14,187)
  Investment securities
    Taxable                          15,920   (13,796)    2,124       10,856      (9,616)      1,240
    Nontaxable                         (170)     (267)    ( 437)        (207)        226          19
    Trading                            (161)      (39)    ( 200)         (72)        (34)      ( 106)
  Federal funds
    sold and other                   (3,681)     (782)   (4,463)      (3,938)     (3,772)     (7,710)
- ---------------------------------- --------- --------- ------------ ----------- ---------- ---------
Total earning assets                 19,061   (15,064)    3,997        1,616     (22,360)    (20,744)
- ---------------------------------- --------- --------- ------------ ----------- ---------- ---------

Interest-bearing Liabilities
  Deposits
    Savings and money market
      accounts                        3,415    (3,529)    ( 114)       4,629     (10,209)     (5,580)
    Other time deposits               1,746    (7,316)   (5,570)      (2,648)    (12,551)    (15,199)
  Federal funds purchased and
    other                                63      (544)    ( 481)      (2,320)     (3,037)     (5,357)
  Other short-term borrowings           131      (228)    (  97)        (714)     (2,092)     (2,806)
  Long-term notes                      (113)        5     ( 108)        (170)       (107)      ( 277)
- ---------------------------------- --------- --------- ------------ ----------- ---------- ---------
     Total interest-bearing
        liabilities                   5,242   (11,612)   (6,370)      (1,223)    (27,996)    (29,219)
- ---------------------------------- --------- --------- ------------ ----------- ---------- ---------
Change in net interest income
  (tax-equivalent)                  $13,819  $ (3,452)  $10,367      $ 2,839     $ 5,636     $ 8,475
================================== ========= ========= ============ =========== ========== ==========

(1)  Includes loans classified as held for sale.




     On a tax-equivalent basis, net interest income increased $10.4 million or 16% in 1993 to $76.9 million compared to $66.5 million in 1992 and $58.0 million in 1991. Liberty's tax-equivalent interest margin has increased to 3.8% for 1993 from 3.7% in 1992. The increase in net interest income between 1993 and 1992 is due principally to the increased investments in taxable securities and increased loan production as well as lower rates on interest-bearing liabilities. Investment securities, including securities available for sale and trading, increased $234.1 million over 1992 and accounted for 60.9% of average earning assets during 1993 compared to 55.9% for 1992. Average loans, including loans held for sale, increased $90.3 million during 1993. Further discussion of Liberty's management of net interest income can be found in "Interest Rate Sensitivity."

     Tax-equivalent interest income increased $4.0 million to $130.7 million in 1993. The increase is due to higher levels of earning assets, most particularly loans and investment securities which were offset in part by lower levels of federal funds sold. The average yield on average earning
assets for 1993 decreased from 7.0% to 6.4%.   Interest rates have decreased
in all areas, with the yield on securities decreasing from 7.0% to 5.6% as a result of securities purchased in the lower rate environment. Paydowns in 1993 of approximately $306 million in higher yielding mortgage-backed securities have resulted in a net interest income reduction of $2.5 million. These paydown levels are expected to be insignificant after the first quarter of 1994, primarily due to reduced levels of these securities.

     Total interest expense amounted to $53.8 million in 1993 compared to $60.2 million in 1992. Of this $6.4 million decrease, $11.6 million is directly attributable to declining interest rates while the offsetting $5.2 million comes from increased levels of interest-bearing liabilities. The yield on interest-bearing liabilities declined from 4.2% in 1992 to 3.4% in 1993.


Noninterest Income
- ------------------------------------------------------------------------------

     Noninterest income increased $8.1 million or 16.6% in 1993 from 1992. Primary increases were in net securities gains, service charges on deposits and other noninterest income.

- --------------------------------------------------------------------
 (In thousands)                      1993        1992        1991
- --------------------------------------------------------------------
Trust fees                         $15,508     $15,523     $14,789
Service charges on deposits         12,925      10,900       9,235
Mortgage banking income              7,449       7,391       5,771
Trading profits                      4,591       3,713       4,089
Net securities gains                 2,750          11        (200)
Loan fees                            1,992       2,053       1,736
Other                               11,501       9,065       8,480
- --------------------------------------------------------------------
  Total                            $56,716     $48,656     $43,900
====================================================================

     Net securities gains increased during 1993, principally in the fourth quarter, to $2.8 million from $11 thousand in 1992 as Liberty elected to sell securities as part of its tax planning strategy. Service charges on deposits increased $2.0 million or 19% principally due to banks acquired during 1993. Other noninterest income increased $2.4 million or 27% due to $1.2 million recovered from other losses provided for in previous periods and $945 thousand of other income of acquired banks.

Noninterest Expenses
- ------------------------------------------------------------------------------

     Noninterest expenses (excluding net costs of other real estate and assets owned ("OREO") which are discussed separately in "Provisions for Loan Losses and Net Income From Other Real Estate and Assets Owned") increased in 1993 by 24% to $122.1 million from $98.5 million in 1992 and $93.4 million in 1991. Increases were recorded in every major noninterest expense category.


- ------------------------------------------------------------------------------
(In thousands)                          1993           1992            1991
- ------------------------------------------------------------------------------
Salaries                              $44,701        $37,643         $36,586
Employee benefits                       9,088          6,281           7,379
Professional and other services        10,001          8,543           8,128
Occupancy, net                          8,806          7,336           6,861
Equipment                               8,094          6,785           6,535
Amortization of intangibles             6,741          3,528           1,635
Data processing                         5,901          5,866           5,735
Printing, postage and supplies          5,789          4,757           4,351
Deposit insurance assessment            4,564          3,814           3,191
Advertising and business development    4,382          3,119           2,463
Other                                  14,069         10,861          10,509
- ------------------------------------------------------------------------------
Total                                $122,136        $98,533         $93,373
==============================================================================


     Salaries and employee benefits increased $9.9 million or 22.5% during 1993. Other than base salary increases, 1993 included $4.3 million in salary and benefits for employees of new banking locations. This increase also included an additional $906 thousand expensed for health care costs provided to retirees according to Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," adopted in the first quarter of 1993. This standard moves companies from the recognition of postretirement benefits other than pensions when paid to an accrual of the present value of future benefits to be expensed during the years that the employee renders service. This obligation has been estimated to be approximately $10.8 million and is currently being recognized over a twenty-year period.

     The amortization of intangibles increased $3.2 million or 91.1%, as a result of accelerated write offs of the intangibles associated with purchased mortgage servicing rights due to refinancings. Occupancy expense increased $1.5 million or 20.0% primarily as a result of the additional locations. Professional and other services increased $1.5 million or 17.1% as a result of increased consulting fees, partially due to restructuring charges. Equipment expense increased $1.3 million or 19.3% primarily due to management and maintenance of a communications network.

     Other noninterest expense increased $3.2 million or 29.5% during 1993, a portion of which is attributable to the new banking centers. Also included in this increase is $1.1 million provided for losses on mortgage receivables in process of foreclosure which was offset by a similar negative provision for loan losses as discussed in the following section.

     Liberty's efficiency ratio for 1993 was 90.7% compared to 80.4% in 1992. The efficiency ratio is defined as noninterest expense as a percentage of tax-equivalent net interest income plus noninterest income excluding securities gains and losses. Liberty has engaged an outside consultant to review its operations and help implement plans to achieve greater operational efficiencies for 1994 and beyond.

Provision for Loan Losses and Net Income from Other Real Estate and Assets
Owned
- ------------------------------------------------------------------------------

     The provision for loan losses and losses on other real estate and assets owned amounted to a negative $8.6 million during 1993 compared to a negative $548 thousand during 1992 and charges of $2.4 million in 1991. As a result of continued improving asset quality trends, it is possible that negative provi-sions may continue in 1994.

     Total provisions for loan losses amounted to a negative $7.4 million in 1993 compared with charges of $1.8 million during 1992 and $2.3 million during 1991. Liberty reviews the adequacy of its reserve for loan losses on a quarterly basis. The reserve is based on a financial model which estimates the range of inherent loss in Liberty's loan portfolio. The model incorporates various factors required by guidelines of the Comptroller of the Currency, including trends and results in collecting loans, loss experience, evaluation of underlying collateral values, identification and review of specific problem loans, size of the loan portfolio and anticipated increases or declines in size, overall quality of the portfolio and business and economic conditions and trends. Variations in any or all of these factors may cause variations in quarterly provisions or annual provisions to the reserve. A similar analysis is conducted in connection with the reserve for losses on other real estate and assets owned.

     As a result of continuing improvement in asset quality trends, the levels of Liberty's reserves for loan losses and losses from other real estate and assets owned declined during 1993 compared to 1992. If asset quality trends continue to improve, it is possible that Liberty may record additional negative provisions in 1994 in either the provision for loan losses or the provision for losses on other real estate and assets owned, or both. The level of reserves is also influenced by the overall size of Liberty's loan portfolio. Since the volume of Liberty's loans has increased during 1993, the overall level of the reserve for loan losses may require adjustment to take into consideration any additional aggregate loan risk. These adjustments might offset, in whole or in part, the effects of any improving asset quality trends. Because reserve adequacy is based on a future evaluation of various factors, Liberty is unable to predict the specific level of provisions (or negative provisions) that may be appropriate in future periods.

     Net income from the operation of other real estate and assets owned is comprised of the following:


Net Income from OREO
- ------------------------------------------------------------------------------
(In thousands)                        1993            1992            1991
- ------------------------------------------------------------------------------
Provisions                          ($1,207)        ($2,341)        $   160
Expenses                                856           1,676           2,992
Income                                 (792)         (1,524)         (3,256)
Gains on sales                       (2,265)         (3,793)         (2,382)
- ------------------------------------------------------------------------------
  Net income from OREO              ($3,408)        ($5,982)        ($2,486)
==============================================================================

Income Taxes
- ------------------------------------------------------------------------------

     Effective January 1, 1993, Liberty adopted SFAS No. 109 "Accounting for Income Taxes" and recognized a benefit of $14.3 million, net of providing a valuation allowance of $21.1 million against gross deferred tax assets of $35.4 million. During 1993, Liberty recorded an income tax benefit of $2.4 million. This benefit occurred primarily due to a reduction in the valuation allowance of $6.9 million. During 1993, Liberty generated taxable income sufficient to utilize $18.8 million of net operating loss carryforwards for which a valuation allowance had previously been provided. At December 31, 1993, Liberty had net operating loss carryforwards totaling $37 million which can be used to reduce its future income tax liabilities. Due to annual utilization limitations and uncertainties regarding Liberty's ability to generate sufficient taxable income in future periods, a valuation allowance has been provided against these net operating loss carryforwards. During 1994 income tax expense may be reduced as the valuation allowance is adjusted for, among other things, the use of net operating loss carryforwards. To the extent it is determined that it is more likely than not that Liberty will use its net operating loss carryforwards, the need for the valuation allowance will be reexamined and adjusted, if necessary.

     Liberty recorded $97 thousand and $93 thousand in net alternative minimum tax expenses in 1992 and 1991 respectively. Gross regular income tax expenses in those respective years of $4.7 million and $925 thousand were offset by $4.6 million and $832 thousand of net operating loss carryforwards.


==============================================================================
Balance Sheet
==============================================================================

Earning Assets
- ------------------------------------------------------------------------------

     Earning assets averaged $2.0 billion in 1993 compared to $1.8 billion in 1992 and 1991. The increase in average earning assets is attributable principally to Liberty's growth through acquisitions. During 1993, average earning assets comprised approximately 84% of average total assets, the same as 1992 and compared to 83% in 1991. Liberty's percentage of earning assets to total assets is lower than its peer group (which is in the 90% range) partially because of the significant amount of public funds processing done by Liberty. This activity, in which Liberty generates fee income, increases demand deposits and items in process in Liberty's consolidated balance sheet.

     The composition of Liberty's earning assets also changed in 1993.
Because Liberty has been successful in increasing its access to federal funds lines, management elected to reinvest a portion of Liberty's federal funds sold in higher yielding U.S. Treasury securities. Average taxable securities in 1993 increased $263.1 million or 31% to $1.2 billion, while average federal funds sold decreased $115.8 million from $214.9 million in 1992 to $99.1 million in 1993. Average loans increased $88.1 million or 12.6% to $786.3 million. As a percentage of average earning assets, average federal funds sold were 4.6% in 1993 compared to 11.7% in 1992, and, average taxable securities were 54.0% in 1993 compares to 46.3% in 1992, while average loans were unchanged from 1992 to 1993.

Investment Securities
- ------------------------------------------------------------------------------

     SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," was issued in May, 1993 and becomes effective for fiscal years beginning after December 15, 1993, with early adoption allowed. Liberty adopted the new standard as of December 31, 1993. As a result of the adoption of SFAS No. 115, Liberty recorded an increase in shareholders' investment of $6.2 million at year-end. The statement requires securities to be classified into three categories: "securities held to maturity" (reported at amortized cost); "trading securities" (reported at fair value) with unrealized gains and losses including in earnings; and "securities available for sale" (reported at fair value) with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' investment.

     The carrying values for investment securities other than trading securities have traditionally been carried at their historical cost, adjusted for accretion of discounts and amortization of premiums. Trading securities, however, have been required to be recorded at their estimated market values.

     At December 31, 1992, Liberty classified $49.1 million of investment securities as "available for sale." These securities were accounted for at the lower of cost or market. The securities were principally U.S. Treasury Bills. Proceeds from securities sold during 1993 totaled $508.0 million.

     The following table shows the recorded amounts for Liberty's investment portfolio as of the end of the previous three years.


Investment Portfolio
- ------------------------------------------------------------------------------
(In thousands)                         1993            1992            1991
- ------------------------------------------------------------------------------
U.S. Treasury
    Trading                       $      195     $       50       $    2,548
    Available for sale               605,586         49,137                _
    Held to maturity                  54,478        380,583          242,311
U.S. Government Agencies
    Mortgage-backed
        Available for sale               226              _                _
        Held to maturity             216,519        370,326          350,450
    Other
        Trading                          660            708            1,977
        Available for sale           108,550              _                _
        Held to maturity              51,467        122,656          168,423
State and political
    Trading                            1,036          1,092            1,574
    Available for sale                 9,393              _                _
    Held to maturity                  63,346         70,668           70,282
Other securities
    Mortgage-backed
        Available for sale            43,072              _                _
        Held to maturity              75,276            124              656
    Other
        Trading                           _           1,741                _
        Available for sale                _               _                _
        Held to maturity              1,998           6,392            2,526
        Equity                       18,628          12,875           11,826
- ------------------------------------------------------------------------------
Total                            $1,250,430      $1,016,352         $852,573
- ------------------------------------------------------------------------------
      Totals
          Trading securities     $    1,891      $    3,591         $  6,099
==============================================================================
          Available for sale     $  766,827      $   49,137         $      _
==============================================================================
          Held to maturity       $  463,084      $  950,749         $834,648
==============================================================================
          Equity securities      $   18,628      $   12,875         $ 11,826
==============================================================================


     The market value of Liberty's investment securities portfolio was approximately 100.7% of book value at December 31, 1993. Gross unrealized gains included in the portfolio amounted to $20.7 million and are primarily related to U.S. Treasury securities, U.S. government agencies and other corporate bonds and debentures. Gross unrealized losses in the securities portfolio amounted to $2.8 million, with $1.1 million of the unrealized losses related to Liberty's other mortgage-backed securities portfolio. In addition, Liberty's U.S. Treasury and U.S. government agencies mortgage-backed securities also have small unrealized losses.



Maturity of Investment Securities
- ---------------------------------------------------------------------------------------------------------------
                                                        After one            After Five
                                      Within            But Within           But Within         After Ten
(In thousands)                       One Year           Five Years           Ten Years            Years
- ---------------------------------------------------------------------------------------------------------------
                                 Amount     Yield    Amount     Yield    Amount     Yield    Amount     Yield
U.S. Treasury
    Held to maturity            $      _       _    $     75     3.9%   $     _        _    $  54,403    6.5%
    Available for sale           290,373     4.4%    298,009     5.1     17,204      7.4%           _      _
U.S. Government Agencies
    Mortgage-backed
        Held to maturity          21,218     4.5      25,874     7.9     16,099      7.5      153,328     5.4
        Available for sale             _       _         226     5.5          _        _            _      _
    Other
        Held to maturity               _       _       5,811     5.2     40,791      5.1        4,865     6.1
        Available for sale        24,917     6.1      83,019     5.7        406      5.5          208     6.7
State and political
    Held to maturity               1,835     7.0      16,285     6.6     13,430      8.2       31,796     8.4
    Available for sale             8,125     3.7         332     8.8        381      6.5          555     3.7
Other securities
    Mortgage-backed
        Held to maturity               -       -           -       -          -        -            -       -
        Available for sale             -       -         346     7.9          -        -          647     6.1
    Other
        Held to maturity              25     5.5      74,974     5.1      2,239      4.8           36     7.0
        Available for sale         5,115     5.1      28,769     5.1      8,195      5.3            _       _
- ------------------------------- ----------- ------- ----------- ------- ----------- ------- ----------- -----
        Totals
          Held to maturity      $ 23,078     4.7%   $123,019     5.9%   $72,559     6.2%     $244,428     6.1%
=============================== =========== ======= =========== ======= =========== ======= =========== =====
          Available for sale    $328,530     4.5%   $410,701     5.2%   $26,186     6.7%     $  1,410     5.2%
=============================== =========== ======= =========== ======= =========== ======= =========== =====

NOTE:  The weighted average yields are calculated on the basis of cost, adjusted for accretion and amortization.  Weighted average yields on the tax-exempt obligations have been computed on a fully tax-equivalent basis at the statutory rate.  The above table excludes Federal Reserve Bank stock, Federal Home Loan Bank stock and other corporate stock of $18.6 million and trading securities of $1.9 million.




Loans
- ------------------------------------------------------------------------------

     Loan concentrations are an important factor in the assessment of risk in the loan portfolio. The composition of the loan portfolio at year-end for the past five years is presented below.


Loan Portfolio
- ------------------------------------------------------------------------------
(In thousands)                1993      1992      1991      1990      1989
- ------------------------------------------------------------------------------
Commercial and other (1)    $376,454  $262,837  $388,493   324,650  $275,538
Energy                        57,089    68,576    60,668    57,852    78,950
Real estate _ construction    85,566    67,417    89,704    84,388   129,629
Real estate _ mortgage       199,104   154,410   172,693   171,169   179,440
Correspondent and regional    17,336    16,855    29,063    36,364    57,703
Personal                     195,392   106,958   104,970   105,011   100,872
- ------------------------------------------------------------------------------
  Total                     $930,941  $677,053  $845,591  $779,434   $822,132
==============================================================================
(1) Includes term federal funds of $115.0 million in 1991, $35.5 million in 1990 and $10.0 million in 1989. Liberty had no term federal funds at the end of 1993 or 1992.

     Liberty's loan portfolio reflects significant sensitivity to the movement of interest rates because of its relatively short-term nature and variable pricing. Scheduled maturities of Liberty's loan portfolio (excluding real estate mortgage and personal loans) at December 31, 1993 are summarized below:

- ------------------------------------------------------------------------------
                                         After One
                               Within    But Within     After
(In thousands)                One Year   Five Years   Five Years     Total
- ------------------------------------------------------------------------------
Commercial,
  correspondent and other     $201,591    $146,049     $46,150      $393,790
Energy                          18,105      38,984           _        57,089
Real estate _ construction      50,262      23,514      11,790        85,566
- ------------------------------------------------------------------------------
  Total                       $269,958    $208,547     $57,940      $536,445
==============================================================================

     The loans shown above include both loans with an adjustable or floating rate as well as those with a fixed, predetermined rate. The adjustable or floating rate is tied to the national prime rate, Liberty`s base rate or other market rates of interest. The total amount of these loans due after one year which have pre-determined or floating or adjustable rates is summarized in the following table.

- -------------------------------------------------
(In thousands)
- -------------------------------------------------
Predetermined rate                   $  80,966
Floating or adjustable rate            185,521
- -------------------------------------------------
  Total                               $266,487
=================================================


     Liberty's personal loans have grown 82% to $195.4 million and constituted 20.9% of total loans at year-end 1993 compared to 15.8% at year-end 1992. This growth is a result of bank acquisitions as well as a policy of emphasizing personal lending. Liberty also commenced credit card issuances during 1993. Credit card loans increased from $31 thousand at the end of 1992 to $1.2 million at the end of 1993.

     Loans to executive officers and directors (or their associates) of Liberty and its principal subsidiaries are made in the ordinary course of business. These transactions are conducted on substantially the same terms as those prevailing at the time for comparable transactions with other persons and, in management's opinion, do not involve more than normal risk or present other unfavorable features at the time they are made. No related-party borrowings were included in nonperforming loans or potential problem loans at December 31, 1993, 1992 or 1991.

     Liberty's practices in granting commitments and establishing lines of credit are typical of industry practices and standards. Terms, particularly rates and commitment fees, are subject to individual negotiations, with most commitments extended for a one year period. Liberty's credit standards and review practices with respect to loans are also used in granting commitments and establishing lines of credit. At December 31, 1993, the bank subsidiaries had legally binding loan commitments outstanding amounting to $558.8 million. Liberty does not expect a significant portion of these commitments to be exercised during the near-term. Management is of the opinion that no firm, unfunded commitments of material amounts which represent unusual risks are outstanding, except to the extent included in potential problem loans and/or allocated for in the reserve for loan losses.

Nonperforming Loans
- ------------------------------------------------------------------------------

     Liberty's nonperforming loans consist of nonaccrual, 90 days or more past due and restructured loans. Liberty's consolidated financial statements are prepared on the accrual basis of accounting, including recognition of interest income on its loan portfolio. However, when the full collectibility of interest or principal on any loan becomes uncertain or is collectible only after an extended period of time, that loan is placed on nonaccrual status. Any accrued yet uncollected interest is usually reversed. Thereafter, interest is recognized as income only as it is collected in cash and only to the extent that the collectibility of the principal is not in doubt. Restructured loans include those loans earning interest at rates less than originally contracted due to a troubled debtor situation. Interest on such loans is included in income only to the extent of the reduced rate if it is deemed collectible.
Past due loans, while not performing contractually, do not meet the criteria to become nonaccrual. Interest is accrued and payments are divided between income and principal based on the loan contract.

     Nonperforming loans decreased 32% or $6.3 million to $13.5 million at year-end 1993 from $19.7 million at year-end 1992. This decrease reflects Liberty's effort in reducing nonperforming loans since their year-end peak of $147.7 million in 1987. Of the nonperforming loans at December 31, 1993, approximately 62% were real estate-related.

     Nonaccrual loans totaled $10.2 million at December 31, 1993. Of these loans, $6.5 million or 64% were contractually current with a total of $7.0 million or 69% representing loans that have met at least 85% of their con-tractual payments during 1993. The contractual balance on total nonaccrual loans was $12.6 million at year-end 1993 with $8.4 million or 67% of these loans contractually current and a total of $9.3 million or 74% rated 85% current or better.

Nonperforming Loans
- ------------------------------------------------------------------------------
(In thousands)                 1993      1992      1991      1990      1989
- ------------------------------------------------------------------------------
Nonaccrual                   $10,138   $19,244   $37,026   $27,307   $31,483
Restructured                       _         _         _         _         _
Past due 90 days or more       3,313       487       750     1,058     1,549
- ------------------------------------------------------------------------------
  Total nonperforming loans  $13,451   $19,731   $37,776   $28,365   $33,032
==============================================================================

Nonperforming Loans as %
  of Total Loans                1.44%     2.91%     4.47%     3.64%     4.02%
==============================================================================


Analysis of Nonperforming Loans by Type
- ------------------------------------------------------------------------------
(In thousands)                 1993      1992      1991      1990      1989
- ------------------------------------------------------------------------------
Commercial and other        $  3,604  $  6,436  $  8,999  $  6,101  $  8,488
Energy                           632       706     1,685     1,496     1,706
Real estate _ construction     3,236     3,826     7,921     1,197    15,091
Real estate _ mortgage         5,135     8,126    13,378    12,041     1,518
Correspondent and regional         _         _     4,547     6,387     5,129
Personal                         844       637     1,246     1,143     1,100
- ------------------------------------------------------------------------------
  Total nonperforming loans  $13,451   $19,731   $37,776   $28,365   $33,032
==============================================================================

     The gross interest income from nonaccrual loans outstanding at December 31, 1993, had they been performing in accordance with their original terms, would have been approximately $1.1 million for 1993. The amount of interest from nonaccrual loans included in interest income for 1993 was approximately $64 thousand. Foregone interest income from nonaccrual and restructured loans for the past five years beginning with 1993 was approximately $1.0 million, $1.5 million, $3.0 million, $1.6 million and $2.7 million, respectively.

Potential Problem Loans
- ------------------------------------------------------------------------------

     "Potential problem loans" are those loans which, although currently performing, have credit weaknesses such that management has serious doubts as to the borrowers' future ability to comply with present terms, and thus may result in a change to nonperforming status. Management has identified, through internal credit ratings, certain performing loans which demonstrate some dete-rioration in credit quality and, accordingly, are scrutinized more carefully. At December 31, 1993, these loans totaled $17.0 million compared to $5.1 million and $13.3 million at December 31, 1992 and 1991, respectively. Of these amounts, approximately $98 thousand, $415 thousand and $3.7 million represented letters of credit and unfunded loan commitments at December 31, 1993, 1992 and 1991, respectively. The increase at year-end 1993 was primarily attributable to one large loan which was favorably resolved subsequent to the end of the year. Exposure to loss of principal on such loans and commitments has been considered in the establishment of the reserve for loan losses.

Reserve for  Loan Losses
- ------------------------------------------------------------------------------

     Liberty allocates the reserve for loan losses according to the amount deemed by management to be reasonably necessary to provide for inherent losses within the categories of loans set forth in the following table. It should be recognized that such allocations are not precise and are not necessarily indicative of future loan losses. Although the loan loss reserve has been allocated among loan categories, all of such reserve is available to absorb all losses on loans from any category. Known loan losses and recoveries are charged to the loan loss reserve on a monthly basis.

Allocation of Reserve for Loan Losses
- ------------------------------------------------------------------------------
(In thousands)                      1993     1992     1991     1990     1989
- ------------------------------------------------------------------------------
Commercial and other
  Reserve amount                   $1,151   $2,382   $2,518   $3,610   $4,786
  Loans as a percent of
    total loans                     40.76%   39.55%   46.26%   41.93%   33.51%
Energy
  Reserve amount                    3,305    2,603      635      939    2,003
  Loans as a percent of
   total loans                       6.10%   10.00%    7.13%    7.38%    9.60%
Real estate _ construction
  Reserve amount                      999    2,533    4,611    3,605    7,454
  Loans as a percent of
   total loans                       9.14%    9.84%   10.55%   10.77%   15.77%
Real estate _ mortgage
  Reserve amount                      452    2,533    1,041    1,187    2,036
  Loans as a percent of
   total loans                      21.27%   22.54%   20.30%   21.88%   21.83%
Correspondent and regional
  Reserve amount                      183      545    3,490    3,756    4,358
  Loans as a percent of
   total loans                       1.85%    2.46%    3.42%    4.64%    7.02%
Personal
  Reserve amount                    1,834    1,232    1,191    1,676    2,097
  Loans as a percent of
   total loans                      20.88%   15.61%   12.34%   13.40%   12.27%
Unallocated reserve                12,062   13,753   12,502   10,057    9,411
- ------------------------------------------------------------------------------
    Total reserve                 $19,986  $25,581  $25,988  $24,830  $32,145
Reserve for loan losses as
   % of total loans                  2.14%    3.73%    3.06%    3.17%    3.91%
Reserve for loan losses as
   % of  nonperforming loans       148.58%  129.65%   68.80%   87.54%   97.31%
- ------------------------------------------------------------------------------

     Net loan recoveries for 1993 totaled approximately $527 thousand versus net charge-offs of $2.3 million in 1992 and $1.1 million in 1991. At December 31, 1993, the consolidated reserve for loan losses amounted to $20.0 million or 2.1% of total loans and 148.6% of nonperforming loans. This level compares with a reserve of $25.6 million or 3.8% of total loans and 129.7% of nonperforming loans in 1992 and with a reserve of $26.0 million or 3.1% of total loans and 68.8% of nonperforming loans in 1991. The following table summarizes average loan balances, changes in the reserve for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category, and additions to the reserve which have been charged to operating expense.


Analysis of Reserve for Loan Losses
- ------------------------------------------------------------------------------
(In thousands)                      1993     1992     1991     1990     1989
- ------------------------------------------------------------------------------
Balance at beginning of year  $ 25,581  $ 25,988  $ 24,830  $ 32,145 $ 61,208
Charge-offs
  Commercial and other             258     1,369     1,901     1,653    6,453
  Energy                             _        22        81       957    5,315
  Real estate _ construction       378     1,511       190     3,749    8,909
  Real estate _ mortgage             61       435       224       890      734
   Correspondent and regional       22       433        22         _    2,701
  Personal                       1,154       835       779     1,111    1,240
- ------------------------------------------------------------------------------
    Total charge-offs            1,873     4,605     3,197     8,360   25,352
- ------------------------------------------------------------------------------
Recoveries
  Commercial and other             680       520       863       818    1,116
  Energy                           106       100       338     1,542    1,072
  Real estate _ construction       679       620       377       962      532
  Real estate _ mortgage           264       562        55       166       79
  Correspondent and regional         1       173        56       339      155
  Personal                         670       360       414       585      491
- ------------------------------------------------------------------------------
    Total recoveries             2,400     2,335     2,103     4,412    3,445
- ------------------------------------------------------------------------------
Net charge-offs                  ( 527)    2,270     1,094     3,948   21,907
Provisions for loan losses      (7,363)    1,793     2,252    (3,367)  (7,156)
Reserves from acquired banks     1,241        70         _         _       _
- ------------------------------------------------------------------------------
Balance at end of year        $ 19,986  $ 25,581  $ 25,988  $ 24,830 $ 32,145
==============================================================================
Average loans outstanding (1) $786,275  $698,162  $757,411  $749,585 $901,033
==============================================================================
Ratio of net charge-offs
  (recoveries) to average
  loans outstanding               (.07%)     .32%      .14%      .53%    2.43%
==============================================================================
 (1)  Includes loans held for sale.


Other Real Estate and Assets Owned
- ------------------------------------------------------------------------------

     OREO (net of reserves) decreased to $10.8 million at December 31, 1993, compared to $15.7 million and $36.2 million at December 31, 1992 and 1991, respectively. At year-end 1993, foreclosed land represented 66% of other real estate and assets owned before reserves. Commercial office buildings and motels as well as single-family residential properties were also significant categories of other real estate at year-end 1993, representing 19% and 12%, respectively, of the total other real estate and assets owned.


Other Real Estate and Assets Owned
- ------------------------------------------------------------------------------
(In thousands)                     1993     1992     1991     1990     1989
- ------------------------------------------------------------------------------
Land                            $  8,791  $14,516  $21,773  $38,200  $ 52,530
Commercial _ office
   buildings and motels            2,487    2,481    7,541   20,639    16,987
Commercial _ shopping centers        200      660    8,429   17,125    19,382
Residential _ single-family        1,631    1,122    1,754    2,087     4,526
Residential _ multi-family             _       57    3,756    4,427    11,649
Oil and gas properties                 _      306      523      765       980
Other                                256    1,520    3,851    4,321     3,355
- ------------------------------------------------------------------------------
  Total other real estate
   and assets owned              $13,365  $20,662  $47,627  $87,564  $109,409
   Less reserve for losses        (2,521)  (5,001) (11,447) (22,078)  (26,516)
- ------------------------------------------------------------------------------
     Other real estate and
      assets owned, net          $10,844  $15,661  $36,180  $65,486  $ 82,893
==============================================================================

Reserve for Losses on Other Real Estate and Assets Owned
- ------------------------------------------------------------------------------
(In thousands)                     1993     1992     1991     1990     1989
- ------------------------------------------------------------------------------
Balance at beginning of year      $5,001  $11,447  $22,078  $26,516   $22,071
Charge-offs                       (1,515)  (4,105) (10,791) (16,652)  (15,540)
Provisions for losses             (1,207)  (2,341)     160   12,214    19,985
Reserves from acquired banks         242        _        _        _         _
- ------------------------------------------------------------------------------
Balance at end of year            $2,521   $5,001  $11,447  $22,078   $26,516
==============================================================================
Reserve for  Losses on Other
 Real Estate and Assets Owned
 as % of Total Other Real Estate
 and Assets Owned                  18.86%   24.20%   24.03%   25.21%    24.24%
==============================================================================



     Charge-offs (which include losses on sales and market writedowns) for 1993 were approximately $1.5 million compared to $4.1 million in 1992 and $10.8 million in 1991. As a result, the reserve for losses on other real estate and assets owned totaled $2.5 million, $5.0 million and $11.4 million at December 31, 1993, 1992 and 1991, respectively. These reserves as a percentage of total other real estate and assets owned were 19% for 1993 compared to 24% for 1992 and 1991. The reserves are in addition to recording foreclosed real estate at or below current appraisal values.

Capital Funds
- ------------------------------------------------------------------------------

     Year-end equity capital as a percentage of total assets amounted to 8.5% for 1993, compared to 7.4% for 1992 and 6.4% for 1991.

     Capital adequacy is currently measured by banking regulators using various capital criteria and ratios under the heading of risk-based capital. Tier 1 capital for bank holding companies includes common equity and perpetual preferred stock (subject to certain limitations) minus intangible assets. Tier 2 capital includes supplementary elements such as limited amounts of reserve for loan losses, perpetual preferred stock (in excess of Tier 1 limits), subordinated debt and other items. The leverage ratio, defined as Tier 1 capital divided by average adjusted total assets, limits the amount of leverage a bank can undertake because of the ratio's emphasis on equity or core capital.

     All but the most highly-rated banks are required to carry a minimum leverage ratio of 3% plus a cushion of 1 to 2%. The risk-based capital ratio, defined as total capital (Tier 1 plus Tier 2) divided by risk-weighted assets, is the regulators' other primary determinant of capital adequacy and was de-signed principally as a measure of credit risk. Banking organizations have been given a risk-based capital ratio requirement of 8%. The Federal Deposit Insurance Corporation ("FDIC") assesses insurance premiums based in part on the level of capital with banks which are "well capitalized" paying assessments at lower rates. Liberty's and its subsidiary banks' capital ratios are significantly higher than the current guidelines and the subsidiary banks are "well capitalized" for deposit insurance purposes.

Risk-based Capital
- ------------------------------------------------------------
(In thousands)                     1993            1992
- ------------------------------------------------------------
Tier 1 Capital
 Shareholders' investment     $   227,245     $   178,841
   Nonqualifying assets           (18,770)              _
   Intangible assets              (10,650)         (3,160)
    Total Tier 1 Capital          197,825         175,681
Tier 2 Capital
  Reserve for loan losses (1)      17,519          13,103
- ------------------------------------------------------------
Total capital                     215,344         188,784
============================================================
Risk-weighted Assets           $1,401,496      $1,035,729
============================================================
Leverage Ratio                       7.87%           7.97%
Risk-based Ratio                    15.37           18.23
(1)  Limited to 1.25% of risk-weighted assets.


     Liberty Oklahoma City had a risk-based capital ratio of 13.1% and Liberty Tulsa had a risk-based capital ratio of 17.8%. Liberty and its subsidiary banks exceed required ratios for 1993 and plan to do so in the future.

Deposits
- ------------------------------------------------------------------------------

     Deposits represent the principal source of funds for Liberty Oklahoma City and Liberty Tulsa. Average deposits constituted approximately 80% of Liberty's average level of total assets in 1993, with total deposits averaging $2.0 billion in 1993 and $1.7 billion in 1992 and 1991. Levels of both demand deposits and interest bearing deposits increased in 1993 and 1992 primarily due to bank acquisitions.

Average Deposits
- ------------------------------------------------------------------------------
(In thousands)                          1993            1992            1991
- ------------------------------------------------------------------------------
Noninterest-bearing demand deposits $  615,567     $   551,121     $   521,544
Interest-bearing demand deposits       481,595         408,474         350,665
Savings                                142,174          98,196          85,497
Time deposits                          717,977         682,799         718,295
- ------------------------------------------------------------------------------
  Total                             $1,957,313      $1,740,590      $1,676,001
==============================================================================

     The previous table includes average deposits with the branches of Liberty Oklahoma City and Liberty Tulsa in Nassau, The Bahamas of $33.0 million, $39.5 million and $52.1 million for the years 1993, 1992 and 1991, respectively.

     As of December 31, 1993, time certificates of deposit and other time deposits issued in amounts of $100,000 or more mature as follows:

- ------------------------------------------------------------------------------
(In thousands)
- ------------------------------------------------------------------------------
Within three months                                         $226,950
After three but within six months                             30,517
After six but within twelve months                            39,338
After twelve months                                           17,014
- ------------------------------------------------------------------------------
  Total                                                     $313,819
==============================================================================

     Both Liberty Oklahoma City and Liberty Tulsa continue to be primarily funded in the local market place. In management's opinion, funding and liquidity at Liberty's bank subsidiaries are adequate to meet current and projected financial commitments.



Short-term Borrowings
- ------------------------------------------------------------------------------

     The details of the major sources of short-term borrowings are included in the following tables. The general terms of these borrowings are consistent with industry standards.


Federal Funds Purchased and Securities Sold Under Agreements to Repurchase
- ------------------------------------------------------------------------------
(In thousands)                        1993            1992            1991
- ------------------------------------------------------------------------------
Borrowings outstanding
  At year-end                       $116,486       $144,400         $136,781
  Average for the year               122,103        120,173          170,608
  Maximum month-end balance          167,608        144,400          208,814
Interest rates
  Average for the year                   2.9%           3.3%             5.5%
  Average at end of year                 2.9            2.5              3.8
- ------------------------------------------------------------------------------

Treasury, Tax and Loan Deposits and Other Short-Term Borrowings
- ------------------------------------------------------------------------------
(In thousands)                        1993            1992            1991
- ------------------------------------------------------------------------------
Borrowings outstanding
  At year-end                       $161,626        $140,693        $227,407
  Average for the year               110,847         106,944         121,719
  Maximum month-end balance          241,434         281,423         227,407
Interest rates
  Average for the year                   3.2%            3.4%            5.3%
  Average at end of year                 2.9             2.7             3.8
- ------------------------------------------------------------------------------

International Exposure
- ------------------------------------------------------------------------------

     Liberty has little direct exposure to foreign credits. This exposure has primarily been limited to federal funds sold to the domestic branches of foreign banks.

     Cross-border outstandings include loans, acceptances, interest-bearing deposits with other banks and interest-bearing investments or other monetary assets denominated in nonlocal currencies of foreign banks (including domestic branches of foreign banks). At December 31, 1993, Liberty had $1.2 million in cross-border outstandings (none of which was with domestic branches of foreign banks), compared to $35.9 million at December 31, 1992 and $246.5 million at December 31, 1991. There were no cross-border outstandings of foreign countries exceeding 1% of total assets at December 31, 1993. Cross-border outstandings of foreign countries exceeding 1% of total assets at December 31, 1992 included $25.0 million with Japan. This compares with $165.3 million with Japan, $35.4 million with Canada and $25.0 million with Italy at the end of 1991. Cross-border outstandings of foreign countries between .75% and 1% of total assets were $20.0 million with Australia at the end of 1991. There were no cross-border outstandings in this range in 1993 or 1992. This decrease is due to the maturity of those term federal funds sold.

Asset and Liability Management
- ------------------------------------------------------------------------------

     A senior management committee, the Investment/Asset/Liability Committee, has the responsibility for monitoring and coordinating the asset and liability positions, interest rate sensitivity, liquidity and other resource planning strategies of Liberty on an ongoing basis. This committee monitors the anticipated effects of interest rate changes on both earnings and market value of capital of interest rate moves from 50 to 400 basis points. In addition, the committee has recommended policies which the Board of Directors has adopted setting limits within which the asset/liability risk positions are to be maintained.

     As a result of increased holdings of loans and marketable investment securities, Liberty was a net purchaser of federal funds averaging $28.5 million for 1993 compared to a net seller of federal funds averaging $91.7 million and $93.8 million in 1992 and 1991, respectively.

     Liquidity is the ability to meet financial obligations for the payment of funds. Some of the sources of funds to provide liquidity include core deposits, large certificates of deposit, federal funds purchased from both upstream and downstream banks, sale of securities under agreements to repurchase, Treasury Tax and Loan accounts, investment securities held in the available-for sale account which can be sold or pledged for borrowing at the Federal Reserve discount window or the Federal Home Loan Bank and the availability of loans and investment securities held in the held-to-maturity account which can be pledged for borrowing at the Federal Reserve discount window or the Federal Home Loan Bank.

Interest Rate Sensitivity
- ------------------------------------------------------------------------------

     Liberty's long-standing policy is to maintain as balanced a position in interest-sensitive assets and liabilities as possible with a goal to achieve consistent interest margins in all interest rate environments. Liberty is liability sensitive largely due to the short-term nature of its deposits, especially savings and money market accounts, and short-term borrowings. Be-cause of this liability sensitivity, Liberty's net interest margin may be vulnerable to upward trends in interest rates.

     The net interest margin of Liberty has been impacted by a decline in interest rates, as experienced in the past year, in two ways. First, because Liberty is liability sensitive, its liabilities reprice at the lower rates sooner than its assets. As such, the net interest margin is widened as li-abilities are repriced or mature. However, the decline in liability rates, particularly in a lower rate environment, may not decrease as much as asset rates because there is a perceived level below which deposit rates likely will not fall. Liberty monitors its interest-sensitivity posture on a continuing basis to ensure that interest rate changes do not create a material adverse im-pact. Liberty also adjusts its asset and liability structures, to the extent possible, to allow for projected rate changes.

A table showing the repricing of Liberty's earning assets and interest-bearing liabilities is below. Deposits without maturities, such as savings, now accounts and money market accounts, are classified as less than 90 days.

Interest Rate Sensitivity
- ------------------------------------------------------------------------------
                          0-90       91-365     One to      After
(In thousands)            Days        Days    Five Years  Five Years   Total
- ------------------------------------------------------------------------------
Earning Assets
Loans (1)             $  503,239   $ 39,888  $222,671   $165,143   $  930,941
Securities               262,310    361,959   471,855    154,306    1,250,430
Other earning assets      27,152          _         _          _       27,152
- ------------------------------------------------------------------------------
  Total earning assets   792,701    401,847   694,526    319,449    2,208,523
- ------------------------------------------------------------------------------

Interest-bearing
  Liabilities
Deposts                1,084,820    193,900   115,857     41,340    1,435,917
Short-term borrowings    261,112      8,000     9,000          _      278,112
- ------------------------------------------------------------------------------
 Total interest-
  bearing liabilities  1,345,932    201,900   124,857     41,340    1,714,029
- ------------------------------------------------------------------------------
Net position         ($  553,231)  $199,947  $569,669   $278,109   $  494,494
==============================================================================
Cumulative net
position             ($  553,231) ($353,284) $216,385   $494,494  $   494,494
==============================================================================
% of earning assets        (25.0)%    (16.0)%     9.8%      22.4%        22.4%
==============================================================================
(1) Includes loans held for sale

Parent Company Funding Sources and Dividends
- ------------------------------------------------------------------------------

     At December 31, 1993, the parent company had cash, including interest-bearing deposits, of $6.2 million. This compares to $7.3 million at December 31, 1992. The primary changes in the funding position of the parent company are due to the payoff of notes payable assumed in the acquisitions of financial institutions, the payoff of long-term notes of Liberty Real Estate Company, the payment of dividends, and advances to subsidiary companies offset by sales of other real estate and dividends received from subsidiary banks. Liberty's ability to fund various operating expenses and dividends is generally dependent on parent-only earnings, cash reserves and funds derived from its subsidiaries, principally Liberty Oklahoma City and Liberty Tulsa. These funds historically have been provided primarily by intercompany dividends and management fees. Management fees are generally limited to reimbursement of actual expenses. It is anticipated that Liberty's recurring cash sources will continue to include dividends and management fees from subsidiaries, proceeds from the sale of other assets (principally other real estate and assets owned) and retained rights to any gains from the sales of mortgage servicing or other assets. Dividends may be paid by subsidiary banks from time to time to support Liberty's acquisition activities. Liberty Oklahoma City and Liberty Tulsa are limited in their ability to pay dividends based on applicable provisions of the National Bank Act pertaining to earnings and undivided profits. As of January 1, 1994 the ability of Liberty Oklahoma City and Liberty Tulsa to pay dividends without regulatory approval was limited to $30,500,000 and $17,600,000, respectively.

     Liberty Real Estate Company, a wholly-owned subsidiary, is dependent upon Liberty for financial support to cover deficits in operating cash flows result-ing from operating costs, debt service, capital expenditures and other needs. These costs are primarily intercompany and insignificant to Liberty as a whole. It is anticipated that Liberty will continue to provide such support.

     During the fourth quarter of 1993 Liberty paid off a long-term 8% note which was secured by Liberty Tower. The principal on the note, entered into in 1982 in connection with the purchase of Liberty Tower, was $7.1 million along with a prepayment penalty of $82 thousand. Liberty also purchased the ground lease pertaining to Liberty Tower for $1.8 million. The prepayment of these obligations was considered beneficial in light of current interest rates.

     Liberty paid three quarterly cash dividends of $.10 per common share in 1993, totaling $2.7 million. Prior to 1993, Liberty had not paid cash dividends since 1986. It is expected that such cash dividends, at levels to be determined by the Board of Directors from time to time, will continue if justified by Liberty's earnings, capital adequacy and financial condition.

     In management's opinion, Liberty's current liquidity and cash sources are anticipated to be adequate to meet its obligations in the near term.

Liberty Bancorp, Inc.
                           CONSOLIDATED BALANCE SHEET

December 31 (In thousands, except share data)             1993         1992
- ------------------------------------------------------------------------------
Assets
Cash and due from banks
  Noninterest-bearing                                $   310,127  $   293,596
  Interest-bearing                                         2,587        9,009
Federal funds sold and securities purchased under
  agreements to resell                                    24,565      333,148
Investment securities:
  Trading account                                          1,891        3,591
  Available for sale                                     766,827       49,137
  Held to maturity                                       463,084      950,749
  Equity                                                  18,628       12,875
- ------------------------------------------------------------------------------
    Total securities                                   1,250,430    1,016,352
- ------------------------------------------------------------------------------
Loans                                                    930,941      677,053
  Less:  Reserve for loan losses                         (19,986)     (25,581)
- ------------------------------------------------------------------------------
    Loans, net                                           910,955      651,472
- ------------------------------------------------------------------------------

Other real estate and assets owned, net                   10,844       15,661
Property and equipment, net                               64,152       49,380
Accrued income receivable                                 23,675       18,035
Accounts receivable                                       17,639       12,546
Deferred tax asset, net                                   13,584            -
Other assets                                              31,218       28,961
- ------------------------------------------------------------------------------
    Total Assets                                      $2,659,776   $2,428,160
==============================================================================

Liabilities and Shareholders' Investment
Deposits
  Noninterest-bearing                                $   689,227  $   665,759
  Interest-bearing                                     1,435,917    1,263,320
- ------------------------------------------------------------------------------
    Total deposits                                     2,125,144    1,929,079
Short-term borrowings
  Federal funds purchased and securities sold under
    agreements to repurchase                             116,486      144,400
  Other                                                  161,626      140,693
Accrued interest, expenses and taxes                      15,503       16,745
Accounts payable                                          11,621        9,500
Long-term notes                                                -        7,545
Other liabilities                                          2,151        1,357
- ------------------------------------------------------------------------------
    Total Liabilities                                  2,432,531    2,249,319
- ------------------------------------------------------------------------------
Shareholders' Investment
Common stock ($.01 par value; 50,000,000 shares authorized)   95           88
- --------------------------------------------------
                              1993          1992
- --------------------------------------------------
     Shares issued         9,477,870     8,815,450
     Shares outstanding    9,477,819     8,815,399
Capital surplus                                          211,708      204,165
Retained earnings (accumulated deficit)                   11,785      (22,587)
Treasury stock, at cost - 51 common shares                    (1)          (1)
Unrealized security gains, net of tax                      6,184            -
Deferred compensation                                     (2,526)      (2,824)
    Total Shareholders' Investment                       227,245      178,841
- ------------------------------------------------------------------------------
Total Liabilities and Shareholders' Investment        $2,659,776   $2,428,160
==============================================================================
The accompanying notes are an integral part of these consolidated financial statements.



                             Liberty Bancorp, Inc.
                        CONSOLIDATED STATEMENT OF INCOME

For the year (In thousands, except per share data)     1993     1992     1991
- -------------------------------------------------------------------------------
Interest Income
  Loans                                              $62,093  $54,982  $68,872
  Investments
    Taxable                                           60,261   58,137   56,897
    Nontaxable                                         2,765    3,058    3,040
  Trading                                                199      383      480
  Federal funds sold and other                         3,083    7,546   15,256
- -------------------------------------------------------------------------------
      Total Interest Income                          128,401  124,106  144,545
- -------------------------------------------------------------------------------
Interest Expense
  Deposits                                           46,162    51,846   72,625
  Short-term borrowings                               7,079     7,657   15,820
  Long-term notes                                       592       700      977
- -------------------------------------------------------------------------------
      Total Interest Expense                         53,833    60,203   89,422
- -------------------------------------------------------------------------------
Net Interest Income                                  74,568    63,903   55,123
Provision for loan losses                            (7,363)    1,793    2,252
- -------------------------------------------------------------------------------
Net Interest Income After Provision
  for Loan Losses                                    81,931    62,110   52,871
- -------------------------------------------------------------------------------
Noninterest Income
  Trust fees                                         15,508    15,523   14,789
  Service charges on deposits                        12,925    10,900    9,235
  Mortgage banking income                             7,449     7,391    5,771
  Trading account profits and commissions             4,591     3,713    4,089
  Net securities gains (losses)                       2,750        11     (200)
  Loan fees                                           1,992     2,053    1,736
  Other                                              11,501     9,065    8,480
- -------------------------------------------------------------------------------
      Total Noninterest Income                       56,716    48,656   43,900
- -------------------------------------------------------------------------------
Noninterest Expense
  Salaries                                           44,701    37,643   36,586
  Employee benefits                                   9,088     6,281    7,379
  Professional and other services                    10,001     8,543    8,128
  Occupancy, net                                      8,806     7,336    6,861
  Equipment                                           8,094     6,785    6,535
  Amortization of intangibles, including
   purchased mortgage servicing rights                6,741     3,528    1,635
  Data processing                                     5,901     5,866    5,735
  Printing, postage and supplies                      5,789     4,757    4,351
  Deposit insurance assessments                       4,564     3,814    3,191
  Advertising and business development                4,382     3,119    2,463
  Net income from operation of other real
   estate and assets owned                           (3,408)   (5,982)  (2,486)
  Other                                              14,069    10,861   10,509
- -------------------------------------------------------------------------------
      Total Noninterest Expense                     118,728    92,551   90,887
- -------------------------------------------------------------------------------
Income Before Provision (Benefit) for
  Income Taxes                                       19,919    18,215    5,884
Provision (benefit) for Income taxes                 (2,358)    4,737      925
- -------------------------------------------------------------------------------
Income Before Cumulative Effect of Change in
  Accounting Principle and Extraordinary Item        22,277    13,478    4,959
Cumulative effect of change in
   accounting principle                              14,255         -        -
Extraordinary item - use of net operating
  loss carryforwards                                      -     4,640      832
- -------------------------------------------------------------------------------
Net Income                                          $36,532   $18,118   $5,791
===============================================================================
Income Per Share (Primary and Fully-Diluted)
  Income before cumulative effect of change in
   accounting principle and extraordinary item        $2.28     $1.49     $.57
  Cumulative effect of change in
   accounting principle                                1.46         -        -
  Extraordinary item - use of net
    operating loss carryforwards                          -       .52      .09
- -------------------------------------------------------------------------------
Net Income - Primary and Fully-Diluted                $3.74     $2.01     $.66
===============================================================================

The accompanying notes are an integral part of these consolidated financial statements.



                                                    Liberty Bancorp, Inc.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' INVESTMENT

                                                                 Retained
                                                                 Earnings               Unrealized                  Total
                                           Common   Capital   (Accumulated   Treasury   Security     Deferred   Shareholders'
(Dollars in thousands)                     Stock    Surplus      Deficit)     Stock     Gains, Net Compensation   Investment
- ----------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1990                    $874    $202,546    ($46,496)       ($1)    $   _      ($3,498)       $153,425
  Net income                                    _           _       5,791          _         _            _           5,791
  Amortization of deferred compensation         _           _           _          _         _          322             322
  Common stock issued (net of termin-
  ations) to employee benefit plans
  (31,277 common shares)                        3         235           _          _         _            _             238
- ----------------------------------------- --------- ----------- ------------ ---------- ---------- -------------- ----------

Balance December 31, 1991                     877      202,781    (40,705)        (1)        _      (3,176)         159,776
  Net income                                    _           _      18,118          _         _           _           18,118
  Par value change (1)                       (790)        790           _          _         _           _                _
  Amortization of dererred compensation         _           _           _          _         _         352              352
  Common stock issued (net of termin-
  ations) to employee benefit plans
  (43,182 common shares                         1         594           _          _         _           _              595
- ----------------------------------------- --------- ----------- ------------ ---------- ---------- -------------- ----------

Balance December 31, 1992                      88     204,165      (22,587)       (1)        _      (2,824)         178,841
  Common stock issued in
    acquisitions (637,312 shares)               6       6,850          542         _         _           _            7,398
  Net income                                    _          _        36,532         _         _           _           36,532
  Dividends paid ($.30 per share)               _          _        (2,702)        _         _           _           (2,702)
  Amortization of deferred compensation         _          _             _         _         _         483              483
  Unrealized gains on available for sale
    securities, net of tax                      _          _             _         _     6,184           _            6,184
  Purchase of treasury stock
    (16,106 shares)                             _          _             _      (440)        _           _             (440)
  Common and treasury stock issued
    (net of terminations) to employee
    benefit plans (25,108 common shares
    and 16,106 treasury shares)                 1        693             _       440         _        (185)             949
- ----------------------------------------- --------- ----------- ------------ ---------- ---------- -------------- ----------
Balance December 31, 1993                     $95    211,708       $11,785       ($1)   $6,184     ($2,526)        $227,245
========================================= ========= =========== ============ ========== ========== ============== ==========

(1) In conjunction with Liberty's reincorporation under Oklahoma law, effective May 26, 1992, the par value of common stock was changed from $.10 to $.01 per share.  Additionally, the number of common shares authorized was reduced from 125,000,000 to 50,000,000.

The accompanying notes are an integral part of these consolidated financial statements.




                             Liberty Bancorp, Inc.
              CONSOLIDATED STATEMENT OF
                      CASH FLOWS

- -------------------------------------------------------------------------------
For the year (In thousands)                          1993      1992      1991
- -------------------------------------------------------------------------------
Cash provided (absorbed) by operating activities
Net income                                        $ 36,532  $ 18,118  $  5,791
Adjustments to reconcile net income to net cash
  provided (absorbed) by operating activities
    Provisions for losses                           (7,335)      407     4,102
    Cumulative effect of change in
      accounting principle                         (14,255)        _         _
    Extraordinary item - use of net operating
      loss carryforwards                                 -    (4,640)     (832)
    Deferred income taxes                           (2,688)    4,640       832
    Depreciation and amortization                   12,833     8,018     6,626
    Net amortiztion (accretion) of
      investment securities                         12,125      (340)   (1,319)
    Gain on sale of assets                          (9,418)   (7,267)   (6,296)
    Change in trading account securities             5,265     6,582     4,874
    Loans made for purposes of resale             (143,722) (121,993)  (96,105)
    Proceeds from sale of loans held for resale    116,748   124,955    75,422
    Change in accrued income and
      accounts receivable                          (10,642)   30,004   (14,593)
    Change in other assets                          (1,110)    6,131    (1,826)
    Change in accrued interest, expenses,
       taxes, accounts payable and other
       liabilities                                  (3,093)  (19,785)      (71)
- -------------------------------------------------------------------------------
     Net cash provided (absorbed) by
       operating activities                         (8,760)   44,830   (23,395)
- -------------------------------------------------------------------------------

Cash provided (absorbed) by investing activities
  Maturities of investment securities              399,023   265,814   103,325
  Sales of investment securities                   507,971   225,028   187,833
  Purchases of investment securities            (1,038,172) (643,325) (437,261)
  Change in net loans made by bank subsidiaries   (109,283)  168,550   (50,637)
  Principal payments received on loans made by
    parent company and nonbank subsidiaries          1,545     2,226     1,995
  Loans made to customers by nonbank subsidiaries   (2,370)     (212)     (492)
  Expenditures for property and equipment          (16,111)   (5,777)   (2,982)
  Proceeds from sale of property and equipment         487       164        26
  Sale proceeds and collections from other
    real estate and assets owned                     9,938    27,489    35,453
  Capitalized expenditures for other real
    estate and assets owned                              _         _       (68)
  Cash and cash-equivalents received in
    financial institution acquisitions,
    net of consideration paid                       (1,552)    5,814    73,406
  Purchases of mortgage servicing contracts           (191)   (3,176)   (7,661)
- -------------------------------------------------------------------------------
     Net cash provided (absorbed) by
       investing activities                       (248,715)   42,595   (97,063)
- -------------------------------------------------------------------------------

Cash provided (absorbed) by financing activities
  Change in savings and demand deposits             50,264    28,880    73,605
  Change in time deposits                          (73,734)  (41,891)  (91,469)
  Change in short-term borrowings                   (7,709)  (79,094)  (28,861)
  Payment on long-term notes                        (7,627)   (2,377)   (1,150)
  Proceeds from issuance of common and treasury
    stock for employee benefit plans                   949       595       238
  Purchase of treasury stock                          (440)        -         -
  Dividends paid on common stock                    (2,702)        _         _
- -------------------------------------------------------------------------------
     Net cash absorbed by financing activities     (40,999)  (93,887)  (47,637)
- -------------------------------------------------------------------------------

   Net change in cash and cash-equivalents        (298,474)   (6,462) (168,095)
   Cash and cash equivalents at beginning of year  635,753   642,215   810,310
- -------------------------------------------------------------------------------
   Cash and cash equivalents at end of year       $337,279  $635,753  $642,215
===============================================================================
The accompanying notes are an integral part of these consolidated financial statements.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                Note 1
                         Accounting Policies

     The accounting and reporting policies of Liberty Bancorp, Inc. ("Liberty") reflect industry practices and are in accordance with generally accepted accounting principles. Certain reclassifications have been made to provide con-sistent financial statement classifications in the periods presented herein. Such reclassifications had no effect on net income or total assets. The more significant accounting policies are described below.

     Consolidation - The consolidated financial statements include the accounts of the parent company and all significant subsidiaries including Liberty Bank and Trust Company of Oklahoma City, N.A. ("Liberty Oklahoma City") and Liberty Bank and Trust Company of Tulsa, N.A. ("Liberty Tulsa"). All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

     Investment Securities - Securities purchased for trading purposes are held in the trading portfolio at estimated market value, with unrealized gains and losses reported in earnings. Securities that are being held for indefinite periods of time, including securities that management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital or other situations are classified as available for sale and are carried (at December 31, 1993) at estimated market value with unrealized gains and losses reported as a separate component of shareholders' investment, net of income tax. Prior to December 31, 1993, securities classified as available for sale were carried at the lower of amortized cost or estimated market value, with unrealized losses reported in earnings. Other debt securities that management has the ability and intent to hold to maturity are classified as held to maturity and are carried at cost, adjusted for amortization of premiums and accretion of discounts. Equity securities which do not have a readily determinable market value are carried at cost. Gains and losses on the sale of investment securities are reported as of the trade date and are included as a component of noninterest income. Applicable income taxes are included as income taxes in the accompanying consolidated statement of income. Gains and losses are determined by the use of the specific cost identification method.

     Loans - Loans are placed on nonaccrual status when they become 90 days past due unless their collateral position or other conditions warrant continued accrual status. Previously accrued but uncollected interest on these loans is usually reversed. Interest on nonaccrual loans is recognized only as it is re-ceived and only to the extent that the collectibility of the principal is not in doubt. Loan fees are deferred and recognized over the commitment and/or loan period. Fees that are an adjustment of yield are included in interest income and all other fees are included in noninterest income. Costs associated with the origination of loans are expensed as incurred rather than capitalized and amortized as the amount is not considered material. Loans which Liberty does not intend or does not expect to hold until maturity are reported as held for sale. These loans are carried at cost which approximates market value. Gains and losses on the sale of loans held for sale are determined by the use of the specific identification method and are reflected as a component of noninterest income.

     Reserve for Loan Losses - The reserve for loan losses is established by charges to income. The reserve is an amount which management believes will be adequate to absorb losses on existing loans that become uncollectible. The level of the reserve is based on a number of factors, including the collection of loans and the evaluation of underlying collateral values, loss experience, identification and review of specific problem loans, overall quality of the portfolios, and current business and economic conditions. The adequacy of the reserve is periodically reviewed and approved by the Board of Directors. Ul-timate losses, however, may differ from the current estimates. To the extent that adjustments to increase and decrease the reserve for loan losses become necessary, they are reported in earnings in the periods in which they become known. It is Liberty's policy to charge off any loan or portion thereof when it is deemed uncollectible in the ordinary course of business. Loan losses and recoveries are charged or credited directly to the reserve for loan losses.

     Other Real Estate and Assets Owned - Other real estate and assets owned are carried at the lower of loan carrying amount or fair value, net of estimated selling costs. Write-downs at the time of acquisition are accounted for as loan losses. The reserve for losses on other real estate and assets owned is established by charges to income. The reserve is an amount which management believes will be adequate to absorb inherent losses from the dispo-sition and/or decreases in fair value of those properties. Losses and subsequent writedowns are charged to the reserve for other real estate and assets owned. Operating income received and gains from the subsequent disposi-tion of these assets are included as a component of net income from operation of other real estate and assets owned.

     Property and Equipment - Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the estimated useful lives of the assets or the terms of the leases, whichever is shorter. Maintenance and repairs are charged to expense as incurred.

     Intangible Assets - Intangible assets consist primarily of premiums paid as a result of branch and bank acquisitions and purchased mortgage servicing rights. These assets are included as a component of other assets and amounted to $13,892,000 and $13,250,000 at December 31, 1993 and 1992, respectively, net of accumulated amortization. The intangible assets, other than purchased mortgage servicing rights, are being amortized over their estimated lives (ranging from 10 to 18 years) by either the straight-line or interest methods. Purchased mortgage servicing rights, which totaled $3,728,000 and $9,930,000 at the end of 1993 and 1992, respectively, are being amortized over the estimated servicing lives of the loans to which they relate in proportion to net servicing income.

     Income Taxes - Effective January 1, 1993, deferred income taxes are provided to reflect the future tax consequences of differences between the tax bases of assets and liabilities and their reported amounts in the consolidated balance sheet. Prior years' deferred taxes, if any, were provided for timing differences between items of income or expense reported for financial statement purposes and those reported for income tax purposes. See Note 11 for a discussion of the effects of the change in accounting for income taxes.

     Transactions with Related Parties - In the ordinary course of business, directors of Liberty, members of the advisory board, executive officers and principal shareholders of Liberty and their associates engage in business transactions with Liberty. These transactions are conducted on substantially the same terms as those prevailing at the time for comparable transactions with other persons and, in management's opinion, do not involve more than normal risk or present other unfavorable features.

     Earnings per Share - Earnings per share is calculated using Liberty's weighted average common and common-equivalent shares (primarily stock options) outstanding during the periods. The weighted average number of shares used to compute primary and fully-diluted earnings per share are presented as follows:

- ------------------------------------------------------------------------------
(In thousands)                                      1993     1992      1991
- ------------------------------------------------------------------------------
Weighted average shares outstanding
    Primary                                        9,765     8,995     8,781
    Fully-diluted                                  9,765     9,061     8,840



     Statement of Cash Flows - For purposes of reporting cash flows, cash and cash-equivalents represent cash and due from banks, including interest-bearing deposits with original maturities less than 90 days, federal funds sold and securities purchased under agreements to resell. Supplemental cash flow information includes the following.

- ------------------------------------------------------------------------------
(In thousands)                          1993            1992            1991
- ------------------------------------------------------------------------------
Interest paid                          $54,899         $64,979        $91,858
Loans transferred to other real
   estate and assets owned               1,559           1,203          2,282
Income taxes paid                          762             100            219

     Loans made by Liberty to finance sales of other real estate and assets owned totaled approximately $630,000 in 1993 and $10,156,000 in 1992.

     Fair Value of Financial Instruments - Liberty discloses certain information regarding the fair value of its financial instruments. A financial instrument is defined as cash, evidence of ownership interest in an entity or a contractual arrangement that involves cash or another financial instrument. Market prices are the best evidence of the fair value of financial instruments. If quoted market prices are not available, a best estimate is made based on quoted market prices of a financial instrument with similar characteristics or on valuation techniques. Although the fair value of financial instruments with quoted market prices are generally indicative of the amount at which an instru-ment could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, the fair value of financial instruments without an available quoted market price can vary greatly depending on the method and assumptions used in the valuation techniques.

     The process of determining the best estimate of the fair value of financial instruments is complex and requires significant judgments to be made by management. Computation of fair values for these financial instruments without an available quoted market price is based upon the computation of the present value of estimated future cash flows, utilizing a discount rate com-mensurate with the risks associated with the various financial instruments. The discount rate is based upon the U.S. Treasury yield curve with adjustments determined by management for consideration of, among others, credit risk, pre-payment risk and operational costs.

     The fair value of a given financial instrument may change substantially over time as a result of, among other things, changes in scheduled or fore-casted cash flows, movement of the U.S. Treasury yield curve, and changes in management's estimates of the related credit risk or operational costs. Conse-quently, significant revisions to fair value estimates may occur during future periods. Management believes it has taken reasonable efforts to ensure that fair value estimates presented are accurate. However, adjustments to fair value estimates may occur in the future and actual amounts realized from financial instruments held as of December 31, 1993 and 1992, may differ from the amounts presented herein.

          The fair value estimates of Liberty's financial instruments are pre-sented in the respective footnotes with the exception of cash and cash
equivalents and demand deposits.   The carrying amounts reported in the
consolidated balance sheet for these instruments approximate their fair values.

     The fair values presented apply only to financial instruments and, as such, do not include such items as fixed assets, other real estate and assets owned, other assets and liabilities as well as other intangibles which have resulted over the course of business. As a result, the aggregation of the fair value estimates presented herein do not represent, and should not be construed to represent, the underlying value of Liberty.




                                  Note 2
                               Acquisitions

Purchase Transactions _ On August 1, and October 1, 1993, Liberty acquired the First Oklahoma Bank and Trust Co. of Edmond and The First National Bank of Edmond, respectively, for a total cash purchase price of $20,148,000. The transactions were accounted for as purchases. Total assets acquired amounted to approximately $142,155,000. For each of these acquisitions, the consolidated statement of income includes only the income and expense of the acquired banks since acquisition. The purchase price was allocated to the net assets acquired based on their estimated fair values with the excess allocated to cost in excess of net assets acquired. The effect on Liberty's results of operations for 1993, had these transactions occurred at the beginning of the year, was not significant.

Poolings-of-Interests _ The following table presents the new business combinations occurring during 1993 which have been accounted for as poolings-of-interests. A total of 637,312 shares of common stock were issued in connection with these business combinations. The consolidated statement of income for 1992 and 1991 have not been restated due to the immateriality of each business combination. Adjustments to conform the acquired banks' accounting policies to those of Liberty were not material.

- ------------------------------------------------------------------------------
(In thousands)                                                         Assets
                                                                      Acquired
- ------------------------------------------------------------------------------
First National Bank of Jenks                                         $ 33,408
Midwest National Bank                                                  38,581
Bank of Tulsa                                                          62,820
- ------------------------------------------------------------------------------
  Total                                                              $134,809
==============================================================================

     The following table shows the effect of the three banks' 1993 results of operations prior to combination:

- ------------------------------------------------------------------------
                                                 Pooled
(In thousands)                         Liberty    Banks      Combined
- ------------------------------------------------------------------------
Interest income                       $121,285    $7,116    $128,401
Net interest income                     70,074     4,494      74,568
Cumulative effect of change
   in accounting principle              14,412      (157)     14,255
Net income (loss)                       36,643      (111)     36,532


                                   Note 3
                            Cash and Due from Banks

     As members of the Federal Reserve System, Liberty's subsidiary banks are required to maintain certain cumulative reserve balances based on deposits. Actual reserve balances amounted to $29,877,000 and $10,045,000, respectively, at December 31, 1993 and 1992, and averaged $26,603,000 and $22,228,000 for
1993 and 1992, respectively. These reserve balances are included in cash and due from banks in the accompanying consolidated balance sheet. This balance sheet category also includes checks in process of collection, and cash balances maintained at correspondent banks for services rendered.



                                   Note 4
                            Investment Securities

     As of December 31, 1993, Liberty changed its method of accounting for certain investment securities as allowed by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). The effect of adopting SFAS No. 115 was to increase shareholders' investment approximately $6,184,000 for unrealized gains, net of income taxes, on investment securities classified as available for sale at December 31, 1993.

     The following table is a summary of investment securities at December 31, 1993 and 1992. The estimated market values of investment securities are based upon available market data and estimates, which often reflect transactions of relatively small size and are not necessarily indicative of the price at which large amounts of particular issues could be readily sold.




INVESTMENT SECURITIES
- ------------------------------------------------------------------------------------------------------------------------
                                              1993                                          1992
- ------------------------------------------------------------------------------------------------------------------------
                                        Gross      Gross        Estimated                 Gross     Gross      Estimated
                          Amortized   Unrealized  Unrealized     Market     Amortized  Unrealized Unrealized     Market
                            Cost        Gains     Losses         Value         Cost       Gains     Losses       Value
- ------------------------------------------------------------------------------------------------------------------------
US. Treasury
  Trading               $      195       $   _       $   _       $     95    $     50   $      _  $        _    $     50
  Available for sale       597,269        8,375        (58)       605,586      49,137          _           _      49,137
  Held to maturity          54,478          173       (732)        53,919     380,583      7,925        (161)    388,347
U.S. Government
  Agencies
   Mortgage-Backed
     Available for sale        225            1          _            226           _          _           _           _
     Held to maturity      216,519        4,442       (508)       220,453     370,326      9,465         (23)    379,768
   Other
     Trading                   660            _          _            660         708          _           _         708
     Available for sale    107,448        1,165        (63)       108,550           _          _           _           _
     Held to maturity       51,467        1,337          _         52,804     122,656      1,972         (60)    124,568
State and Political
  Trading                    1,036            _          _          1,036       1,092          _           _       1,092
  Available for sale         9,369           25         (1)         9,393           _          _           _           _
  Held to maturity          63,346        2,363       (313)        65,396      70,668        739      (2,398)     69,009
Other Securities
   Mortgage-Backed
   Available for sale          981           13          _            993           _          _           _           _
   Held to maturity              _            _          _              _         124          _           _         124
   Other
     Trading                     _            _          _              _       1,741          _           _       1,741
     Available for sale     42,023          145        (90)        42,079           _          _           _           -
     Held to maturity       77,274           20     (1,033)        76,261       6,392          -        (100)      6,292
     Equity                 18,628        2,688          _         21,316      12,875      2,848           _      15,723
- ----------------------- -------------- ---------- --------- -------------- ----------- --------- ------------ ----------
Total                   $1,240,918      $20,747    ($2,798)    $1,258,867  $1,016,352    $22,949     ($2,742) $1,036,559
- ----------------------- -------------- ---------- --------- -------------- ----------- --------- ------------ ----------
  Totals
     Trading            $    1,891           _           _     $    1,891  $    3,591          _           _   $   3,591
======================= ============== ========== ========= ============== =========== ========= ============ ==========
     Available for sale $  757,315      $ 9,724    ($  212)    $  766,827  $    9,137          _           _   $  49,137
======================= ============== ========== ========= ============== =========== ========= ============ ==========
     Held to maturity   $  463,084      $ 8,335    ($2,586)    $  468,833  $  950,749    $20,101     ($2,742)  $ 968,108
======================= ============== ========== ========= ============== =========== ========= ============ ==========
     Equity             $   18,628      $ 2,688          _     $   21,316  $   12,875    $ 2,848     $    _    $  15,723
======================= ============== ========== ========= ============== =========== ========= ============ ==========




     The carrying value and estimated market value of debt securities, exclusive of trading securities, at December 31, 1993 are shown below by contractual maturity. Expected maturities will differ from contractual maturi-ties because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

- ------------------------------------------------------------------------------
                                                                 Estimated
                                                    Carrying       Market
(In thousands)                                       Value          Value
- ------------------------------------------------------------------------------
Due within one year                               $  351,608    $  351,330
Due after one but within five years                  533,720       533,887
Due after five but within ten years                   98,745       101,358
Due after ten years                                  245,838       249,085
- ------------------------------------------------------------------------------
                                                  $1,229,911    $1,235,660
===============================================================================

     Proceeds from sales of investment securities during 1993 were $507,114,000 compared to $225,028,000 and $187,833,000 in 1992 and 1991, respectively.
Gross gains on total sales amounted to $3,074,000, $137,000 and $340,000 along with gross losses of $364,000, $126,000 and $540,000 for the respective years 1993, 1992 and 1991.

     Total dividends on investments totaled $1,863,000 for 1993 compared to $1,153,000 for 1992 and $508,000 for 1991.

     Securities with carrying values of approximately $1,006,282,000 at December 31, 1993 were pledged to secure public and trust deposits and for other purposes as required or permitted by law.

                                 Note 5
                                 Loans

     The composition of the loan portfolio is shown below.

- ------------------------------------------------------------------------------
Loans
- ------------------------------------------------------------------------------
In thousands)                                     1993            1992
- ------------------------------------------------------------------------------
Commercial and other (1)                        $376,454        $262,837
Energy                                            57,089          68,576
Real estate _ construction                        85,566          67,417
Real estate _ mortgage (2)                       199,104         154,410
Correspondent and regional                        17,336          16,855
Personal                                         195,392         106,958
- -----------------------------------------------------------------------------
  Total loans (3)                               $930,941        $677,053
================================================================================
(1) Includes financing leases of $4,363,000 and $1,080,000 at December 31,1993 and 1992, respectively.
  (2) Includes loans held for sale of $26,452,000 and $20,778,000 at December 31, 1993 and 1992, respectively, which approximates estimated market value.
(3) Includes unearned income of $3,525,000 and $2,443,000 at December 31, 1993 and 1992, respectively.

     Loans to executive officers and directors (or their associates) of Liberty and its principal subsidiaries and loans guaranteed by such persons are con-sidered related-party loans. The aggregate amount of such loans is presented in the following table.

- ------------------------------------------------------------------------------
Related Party Loans
- ------------------------------------------------------------------------------
(In thousands)
- ------------------------------------------------------------------------------
Balance at beginning of year                                          $33,795
Advances                                                                2,071
Payments                                                              (19,295)
- ------------------------------------------------------------------------------
Balance at end of year                                                $16,571
===============================================================================

     The estimated fair value of net loans at December 31, 1993 totaled approximately $914,000,000 compared to $653,000,000 at December 31, 1992. Variable rate loans whose rates are tied to Liberty's base rate have been val-ued at their respective carrying values. Loans with a fixed rate of interest have been estimated using a discounted cash flow analysis. Future cash flows are projected based on contracual rates then discounted at an estimated current market rate. The entire portfolio is adjusted to allow for estimated future losses of principal and interest.

     The following table summarizes the components of nonperforming loans.

- ------------------------------------------------------------------------------
Nonperforming Loans
- ------------------------------------------------------------------------------
(In thousands)                                   1993        1992        1991
- ------------------------------------------------------------------------------
Nonaccrual                                     $10,138     $19,244     $37,026
Past due 90 days or more                         3,313         487         750
- ------------------------------------------------------------------------------
  Total nonperforming loans                    $13,451     $19,731     $37,776
===============================================================================

     Generally, the largest concentrations of nonperforming loans for 1993, 1992 and 1991 were in the real estate and commercial categories.

     The gross interest income from nonaccrual loans outstanding at year-end, had they been performing in accordance with their original terms, would have been approximately $1,109,000 for 1993, $1,493,000 for 1992 and $3,490,000 for
1991. The amount of interest included in interest income from these loans was approximately $64,000 in 1993, $37,000 in 1992, and $505,000 in 1991.

     In addition, Liberty had certain loans which, although currently performing, have credit weaknesses such that doubts exist as to the borrowers' future ability to comply with present terms. At December 31, 1993, these po-tential problem loans totaled $16,979,000 compared to $5,147,000 at December 31, 1992 and $13,252,000 at December 31, 1991. The increase at year-end 1993 was principally attributable to one loan which was favorably resolved subsequent to year-end. Of these amounts, approximately $98,000, $415,000 and $3,680,000 represented letters of credit and unfunded loan commitments at December 31, 1993, 1992 and 1991, respectively. The principal portion of these loans and commitments exposed to loss has been considered in the establishment of the reserve for loan losses.

     The following is an analysis of the reserve for loan losses.

- ------------------------------------------------------------------------------
Reserve for Loan Losses
- ------------------------------------------------------------------------------
(In thousands)                                       1993     1992     1991
- ------------------------------------------------------------------------------
Balance at beginning of year                       $25,581  $25,988  $24,830
Additions
  Recoveries                                         2,400    2,335    2,103
  Provisions                                        (7,363)   1,793    2,252
  Reserves of acquired banks                         1,241       70       _
Less _ Charge-offs                                  (1,873)  (4,605)  (3,197)
- ------------------------------------------------------------------------------
Balance at end of year                             $19,986  $25,581  $25,988
===============================================================================

    In May 1993, the Financial Accounting Standards Board ("FASB") issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"). SFAS No. 114 is effective for fiscal years beginning after December 15, 1994, although earlier adoption is permitted. SFAS No. 114 addresses the accounting by creditors for impairment of a loan by specifying how reserves for losses related to impaired loans, as defined, shall be determined. A discounted cash flow analysis is required for loans meeting the definition of impaired using the original contractual interest rate as the discount rate. If the discounted value is less than the contractual balance, the difference must be provided for through the reserve for loan losses. The adoption of SFAS No. 114 is not expected to have a material adverse effect on Liberty's financial position, based on impaired loans, as defined, at December 31, 1993.



                                   Note 6
                     Other Real Estate and Assets Owned


     The following table summarizes the components of other real estate and assets owned.

- ------------------------------------------------------------------------------
Other Real Estate and Assets Owned
- ------------------------------------------------------------------------------
(In thousands)                                   1993        1992        1991
- ------------------------------------------------------------------------------
Land                                          $  8,791     $14,516     $21,773
Commercial _ office buildings and motels         2,487       2,481       7,541
Commercial _ shopping centers                      200         660       8,429
Residential _ single-family                      1,631       1,122       1,754
Residential _ multi-family                          _           57       3,756
Oil and gas properties                              _          306         523
Other                                              256       1,520       3,851
- ------------------------------------------------------------------------------
  Total other real estate and assets owned      13,365      20,662      47,627
Less reserve for losses                         (2,521)     (5,001)    (11,447)
- ------------------------------------------------------------------------------
  Other real estate and assets owned, net      $10,844     $15,661     $36,180
===============================================================================

     An analysis of the reserve for losses on other real estate and assets owned is presented below.

- ------------------------------------------------------------------------------
Reserve for Losses on Other Real Estate and Assets Owned
- ------------------------------------------------------------------------------
In thousands)                                          1993     1992     1991
- ------------------------------------------------------------------------------
Balance at beginning of year                          $5,001  $11,447  $22,078
Charge-offs                                           (1,515)  (4,105) (10,791)
Provisions for losses                                 (1,207)  (2,341)     160
Reserve from acquired banks                              242       _         _
- ------------------------------------------------------------------------------
Balance at end of year                                $2,521   $5,001  $11,447
===============================================================================

                                     Note 7
                              Property and Equipment

     Property and equipment is stated at cost as follows.

- ------------------------------------------------------------------------------
                                                                   Estimated
                                                                     Useful
(In thousands)                                      1993     1992     Lives
- ------------------------------------------------------------------------------
Land                                            $  9,745     5,520     N/A
Buildings and other bank premises                 59,649    52,667  3-40 Years
Leasehold improvements                             8,264     5,318  4-50 Years
Equipment, furniture and fixtures and other       37,071    31,797  3-10 Years
- ------------------------------------------------------------------------------
  Total property and equipment                   114,729    95,302
  Less _ Accumulated depreciation
   and amortization                              (50,577)  (45,922)
- ------------------------------------------------------------------------------
Property and equipment, net                      $64,152   $49,380
===============================================================================

     Depreciation and amortization expense for the years 1993, 1992 and 1991 was approximately $5,365,000, $4,577,000 and $4,534,000, respectively.



                                       Note 8
                            Interest-Bearing Deposits


     The components of interest-bearing deposits are presented in the following table.

- ------------------------------------------------------------------------------
(In thousands)                                             1993         1992
- ------------------------------------------------------------------------------
Savings and money market accounts                     $   722,479  $  562,716
Time _ $100,000 or more                                   131,829     140,234
Public funds                                              181,990     163,106
Other time deposits                                       399,619     397,264
- ------------------------------------------------------------------------------
Balance at end of year                                 $1,435,917  $1,263,320
===============================================================================

     Time deposits over $100,000 include international deposits with the branches of Liberty Oklahoma City and Liberty Tulsa in Nassau, The Bahamas of $24,981,000 and $30,892,000 at December 31, 1993 and 1992, respectively.

     The estimated fair value of interest bearing deposits at December 31, 1993 was approximately $1,442,000,000 compared to $1,270,000,000 at December 31, 1992. The fair value of the savings and money market accounts approximates the carrying value as shown. The fair value of the remaining classes of time deposits were estimated using a discounted cash flow analysis based on the market rate of interest being paid for similar deposits at December 31, 1993 and 1992.

                                  Note 9
                         Short-Term Borrowings

     The components of short-term borrowings are presented below.

- -------------------------------------------------------------------------------
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase
- ------------------------------------------------------------------------------
(In thousands)                                      1993      1992      1991
- ------------------------------------------------------------------------------
Borrowings outstanding
  At year-end                                     $116,486  $144,400  $136,781
  Average for the year                             122,103   120,173   170,608
  Maximum month-end balance                        167,608   144,400   208,814
Interest rates
  Average for the year                                 2.9%      3.3%      5.5%
  Average at end of year                               2.9       2.5       3.8

- ------------------------------------------------------------------------------
Treasury, Tax and Loan Deposits and Other Short-Term Borrowings
- ------------------------------------------------------------------------------
(In thousands)                                      1993      1992      1991
- ------------------------------------------------------------------------------
Borrowings outstanding
  At year-end                                     $161,626  $140,693  $227,407
  Average for the year                             110,847   106,944   121,719
  Maximum month-end balance                        241,434   281,423   227,407
Interest rates
  Average for the year                                 3.2%      3.4%      5.3%
  Average at end of year                               2.9       2.7       3.8

     Federal funds purchased and securities sold under agreements to repurchase are generally issued on an overnight or demand basis. Treasury, tax and loan deposits and other short-term borrowings generally have maturities of less than one year. The fair value of these borrowings has been estimated to approximate their carrying value.

                                    Note 10
                                Long-Term Notes


     The first mortgage on Liberty Tower, an 8% installment note originally due in 2001, was paid in full during the fourth quarter of 1993. The balance of this note at December 31, 1992 was $7,545,000 and had an estimated fair value at that time of $7,693,000. This estimate was based on a discounted cash flow analysis of the note using a market rate for similar financing.

                                   Note 11
                                 Income Taxes

     Effective January 1, 1993, Liberty adopted SFAS No. 109, "Accounting for Income Taxes." This standard requires, among other things, recognition of future tax benefits, measured at enacted tax rates, attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards, to the extent the realization of such benefits is more likely than not. Similarly, future tax liabilities are also required to be recognized. The adoption of SFAS No. 109 resulted in a net deferred asset and related benefit of $14.3 million or $1.46 per share on January 1, 1993. This change is reflected in the consolidated statement of income as a cumulative effect of change in accounting principle. Prior years' consolidated statements of income have not been restated.

     The total provision (benefit) for income taxes has been allocated as follows:

- ------------------------------------------------------------------------------
(In thousands)                                       1993     1992     1991
- ------------------------------------------------------------------------------
Income from continuing operations                  ($2,358)   $4,737    $925
Shareholders' investment                             3,362        _        _
- ------------------------------------------------------------------------------
  Total                                             $1,004    $4,737    $925
===============================================================================

     The provision (benefit) for income taxes on income from continuing operations before cumulative effect of change in accounting principle and extraordinary item is summarized below:

- ------------------------------------------------------------------------------
Provision (Benefit) for Income Taxes
- ------------------------------------------------------------------------------
(In thousands)                                       1993     1992     1991
- ------------------------------------------------------------------------------
Current expense                                    $   330    $   97  $   93
Deferred expense (benefit)                          (2,688)    4,640     832
- ------------------------------------------------------------------------------
  Total provision (benefit) for income taxes       ($2,358)   $4,737   $ 925
===============================================================================



     Deferred tax assets are composed of the following at December 31, 1993.

- ------------------------------------------------------------------------------
(In thousands)
- ------------------------------------------------------------------------------
Deferred tax assets _
  Net operating loss carryforwards                                   $12,913
  Reserve for loan losses                                              6,807
  Reserve for losses and writedowns on
    other real estate and assets owned                                 6,061
  Other loss provisions                                                3,039
  Unrealized gains on investment securities
    for income tax purposes                                            3,801
  Accelerated amortization of purchased
   mortgage servicing rights                                           2,232
  Deferred compensation                                                  984
  Tax credit carryforwards                                             2,334
  Other                                                                1,147
- ------------------------------------------------------------------------------
                                                                      39,318
- ------------------------------------------------------------------------------

Deferred tax liabilities _
  Income reported on the cash basis for income tax purposes           (1,071)
  Accelerated depreciation of property and equipment                  (6,413)
  Unrealized gains on investment securities for financial
    reporting purposes                                                (3,362)
- ------------------------------------------------------------------------------
                                                                     (10,846)
- ------------------------------------------------------------------------------

Net deferred tax asset                                                28,472
Valuation allowance                                                  (14,888)
- ------------------------------------------------------------------------------
    Deferred tax asset, net                                          $13,584
==============================================================================

     Prior to the change in accounting method, the sources of deferred taxes and related tax effects were as follows.

- ------------------------------------------------------------------------------
(In thousands)                                               1992      1991
- ------------------------------------------------------------------------------
Writedowns on other real estate and assets owned            $4,782    $5,268
Provision for losses on loans and other real estate
   and assets owned                                            797      (543)
Other loss provisions                                          233      (796)
Deferred compensation                                         (489)      (95)
Income reported on cash basis for tax return purposes         (445)       10
Net operating carryforwards generated                          (72)   (3,053)
Depreciation                                                   (25)     (109)
Gain on partnership dissolution                                  _      (382)
Other, net                                                     (44)       15
- ------------------------------------------------------------------------------
  Regular deferred taxes                                     4,737       315
- ------------------------------------------------------------------------------
    Items not benefited for alternative minimum
      tax purposes                                               _       610
- ------------------------------------------------------------------------------
      Total deferred taxes                                  $4,737    $  925
===============================================================================

     The effective income tax rates differ from the statutory federal income tax rate of 35% in 1993 and 34% in 1992 and 1991. A reconciliation of the provision (benefit) for income taxes based on the statutory rates with the effective rates follows.

- ------------------------------------------------------------------------------
(In thousands)                                     1993      1992      1991
- ------------------------------------------------------------------------------
Income tax at statutory rate                      $6,971    $6,193    $2,000
Nontaxable interest and dividend income           (1,805)   (1,766)   (1,808)
Amortization of costs related to branch
   and other bank acquisitions                       137       204        98
Interest expense related to funding
   tax-exempt assets                                  53        99       127
Change in valuation allowance due principally
   to use of net operating loss carryforwards     (6,901)        _         _
Current year statutory rate change                  (406)        _         _
Other, net                                          (407)        7       (102)
- ------------------------------------------------------------------------------
  Regular tax expense (benefit)                   (2,358)    4,737        315
    Items not benefited for alternative
      minimum tax purposes                             _         _        610
- ------------------------------------------------------------------------------
      Total provision (benefit) for income taxes ($2,358)   $4,737      $ 925
===============================================================================

     At December 31, 1993, Liberty had net operating loss carryforwards approximating $37,000,000. Approximately $16,000,000 of the net operating loss carryforwards can be used to offset future taxable income through 1996. The remaining net operating loss carryforwards can be used through 2006. Liberty also has approximately $2,000,000 in investment tax credit carryforwards which will expire during the period from 1994 through 2000. At December 31, 1993 Liberty also had approximately $358,000 in alternative minimum tax credit carryforwards with no expiration.

     In accordance with the Tax Reform Act of 1986, use of net operating loss and investment tax credit carryforwards is subject to certain limitations in future years if an ownership change has occurred. Liberty's restructuring in October 1988 resulted in an ownership change. During the period following the ownership change, the limitation is an annual amount determined by the value of Liberty's capital stock immediately prior to the ownership change, multiplied by a statutorily determined interest rate. The carryforwards and the annual amounts available for use are subject to review and possible adjustment by the Internal Revenue Service ("IRS"). Approximately $27,000,000 of the net operating loss carryforwards expired during 1993 due to limitations caused by the ownership change. Due to these limitations as well as other uncertainties regarding Liberty's ability to ultimately realize the benefit of its tax loss and credit carryforwards, a valuation allowance of $14,888,000 has been provided.

     Liberty's federal income tax returns have been examined by and/or settled with the IRS through the year 1983. Certain state tax returns through 1984 have also been examined by the Oklahoma Tax Commission. Issues resulting from these examinations are in the process of discussion with the appropriate agencies. Due to the significant federal and state net operating loss carryforwards of Liberty at December 31, 1993, the unresolved items are not expected to have a significant effect on Liberty's future operating results.

                                     Note 12
                             Shareholders' Investment


     Liberty resumed cash dividends during 1993 with dividends declared of $.30 per share. Total dividends paid during 1993 were $2,702,000. Liberty Oklahoma City and Liberty Tulsa are limited in their ability to pay dividends based on applicable provisions of the National Bank Act pertaining to earnings and undivided profits. As of January 1, 1994 the amount of retained earnings of Liberty Oklahoma City and Liberty Tulsa available for the payment of dividends without regulatory approval was approximately $30,500,000 and $17,600,000, respectively.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") contains "prompt corrective action" provisions in which banks are classified into one of five categories based primarily upon capital adequacy, ranging from "well capitalized" to "critically undercapitalized" and which require, subject to certain exceptions, the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes "undercapitalized" and to take additional actions if the institution becomes "significantly undercapitalized" or "critically undercapitalized." At December 31, 1993, the regulatory capital ratios of Liberty's subsidiary banks were in excess of those necessary to be considered "well capitalized."



                                   Note 13
                                 Stock Options

     A summary of Liberty's stock options are as follows.

- ------------------------------------------------------------------------------
                                                       Shares      Price Range
- ------------------------------------------------------------------------------
December 31, 1990                                     608,694    $9.50 - $11.25
Options granted                                         1,000             12.40
Options canceled                                       (9,000)            12.40
- ------------------------------------------------------------------------------
December 31, 1991                                     600,694    $9.50 - $12.40
Options granted                                       217,200    14.75 -  28.89
Options exercised                                      (4,800)            12.40
Options canceled                                       (3,200)            12.40
- ------------------------------------------------------------------------------
December 31, 1992                                     809,894    $9.50 - $28.89
Options exercised                                      (2,664)            12.40
- ------------------------------------------------------------------------------
December 31, 1993                                     807,230    $9.50 - $28.89
- ------------------------------------------------------------------------------
Exercisable                                           491,230    $9.50 - $28.89

     Pursuant to an employment agreement with Liberty's former Chairman and Chief Executive Officer, options to purchase 289,694 shares of common stock were granted. An option covering 144,847 shares was granted on June 28, 1988 at an option price of $11.25 per share and an option on an additional 144,847 shares was granted on June 28, 1989 at a price of $9.50 per share, each price representing the fair market value at the date of grant. Each option is im-mediately exercisable and expires ten years from the date of grant.

     The Liberty Stock Option Plan, adopted in 1990, reserved 400,000 shares of common stock for granting options and was increased to 525,000 shares in 1992. Options may be granted to employees of Liberty and its subsidiaries who are executive, administrative, professional or technical personnel and who have principal responsibility for the management and direction of the financial success of Liberty. An employee owning more than 5% of the total combined voting power or value of all classes of stock of Liberty will not be eligible to receive an option under the plan. Options terminate and are no longer exer-cisable after ten years from the date of the grant or three months from termination of the employment of an optionee for any reason other than death, or twelve months after the date of death of an optionee.

                                  Note 14
                            Employee Benefits

     Liberty sponsors the Liberty Bancorp, Inc. Profit Sharing, Salary Deferral
and Employee Stock Ownership Plan (the "Plan").      Under the stock ownership
and salary deferral portion of the Plan, eligible participants may contribute from 1% to 10% of their regular monthly earnings. Depending upon length of employee service, Liberty will match from 50% to 125% of employee contributions not exceeding 6% of regular monthly earnings. Vesting ranges from 20% after two years of service to 100% after six years of service. Employee contributions can be invested in a variety of funds while the matching contributions are invested in Liberty's common stock. As part of Liberty's 1988 restructuring, the Plan borrowed $4,105,000 from Liberty to purchase stock for funding in future peri-ods. The loan is serviced from annual plan contributions made by Liberty. The loan is included as deferred compensation, a reduction of shareholders' invest-ment, in the accompanying consolidated financial statements and had a remaining balance of $2,375,000 at December 31, 1993. In addition to the contributions required under the terms of the loan, discussed above, the Board of Directors may make discretionary contributions to the Plan. The Board of Directors may vary the amount of the additional discretionary contributions, if any, from year to year. Contributions to the Plan amounted to $393,000 for 1993, $435,000 for 1992 and $766,000 for 1991. Under the profit sharing portion of the Plan, Liberty can make contributions for the benefit of eligible employees. All Liberty contributions are invested in Liberty's common stock. Liberty made contributions totaling $789,000 in 1993, $499,000 in 1992 and $290,000 in 1991.

     An Incentive Cash Bonus Plan (the "Bonus Plan") was approved by the Board of Directors in September 1990. The purpose of the Bonus Plan is to provide Liberty and its subsidiaries with the means, along with other elements of its compensatory system, to retain, motivate, reward and attract, if necessary, able and high quality persons to serve in key management positions with Liberty. The Bonus Plan is intended to provide such key employees with incen-tive and reward opportunities designed to enhance the profitable growth and operation of Liberty, thereby protecting depositors and increasing shareholder value. Participants in this plan are identified at the beginning of each year, along with the extent of potential awards and participants' individual objec-tives relating to such awards. One-half of a participant's award will relate to the attainment of individual goals, and the remaining one-half of the award will relate to the achievement of Liberty's consolidated profit plan or other corporate goals which may be determined by the Compensation Committee of the Board of Directors. Liberty must have net income before extraordinary items equal to or greater than the prior year's net income before extraordinary items in order for participants to be eligible to earn any award under the Bonus Plan. Charges to expense under this program totaled $760,000 in 1993 compared to $463,000 in 1992 and $330,000 in 1991. Additionally, the Board of Directors approved a one-time bonus in 1992 of $518,000 to be paid to all employees not participating in other incentive plans.

     The Stock Appreciation Rights Plan (the "SAR Plan"), which was approved by the Board of Directors in September, 1990, is intended as an incentive to em-ployees of Liberty and its subsidiaries. Its purposes are to retain and at-tract employees whose services are considered unusually valuable, to encourage a sense of proprietorship of such persons and to stimulate the active interests of such persons in the development and financial success of Liberty. Persons receiving a right pursuant to the SAR Plan will not be in any way construed to be a stockholder of Liberty or have any right to receive shares of common stock. Each right becomes exercisable at the rate of 20% per year, beginning
one year following the date of grant.   Expenses accrued under this plan, based
on the fair market value of Liberty's common stock, totaled $95,000 in 1993, $473,000 in 1992 and $16,000 in 1991.

     The following table summarizes this plan since its inception.

- ------------------------------------------------------------------------------
                                                       Rights      Price Range
- ------------------------------------------------------------------------------
December 31, 1990                                           _
Rights granted                                         25,000           $10.00
Rights canceled                                        (1,500)           10.00
- ------------------------------------------------------------------------------
December 31, 1991                                      23,500
Rights granted                                         28,000            14.75
Rights exercised or canceled                             (930)           10.00
- ------------------------------------------------------------------------------
December 31, 1992                                      50,570
Rights exercised or canceled                            (7265)   10.00 - 14.75
- ------------------------------------------------------------------------------
December 31, 1993                                      43,305    10.00 - 14.75
- ------------------------------------------------------------------------------
Exercisable                                            13,105    10.00 - 14.75

     During 1992, Liberty adopted the Management Incentive Bonus Plan with the purpose of attracting, retaining and motivating key executives by providing cash and stock incentive compensation for both organizational and individual performance. The plan provides for annual incentive bonuses tied to organiza-tional and individual goals with a portion of the bonuses payable in restricted
stock.   Under the Plan, 75,000 shares, to be available for awards, are restricted as to sale or transfer and are forfeited if the participant's em-ployment is terminated. The restrictions on the shares lapse at the rate of 20% per year, commencing with the first anniversary date of the respective awards. In 1993, 6,495 shares, valued at $219,000, were awarded to participants. Charges to expense during 1993 totaled $34,000 with the remainder reported as deferred compensation in the accompanying consolidated statement of shareholders' investment.

     During 1993, Liberty adopted the Supplemental Executive Retirement Plan with the purpose of protecting, retaining and rewarding key executives and certain highly compensated employees by providing supplemental retirement benefits in addition to the benefits provided under Liberty`s qualified retirement plan. The plan is intended to be an unfunded nonqualified deferred compensation arrangement for a select group of management or highly compensated employees. Liberty will contribute each year to a trust for each participant an amount equal to 7% of the participant's earnings reduced by the amount allocated to the participant's retirement plan, plus an actuarial amount calculated to fund the excess of the participant`s projected benefits over the anticipated value of the participant`s total retirement plan account balances at a normal retirement date. A participant`s benefit vests at a rate of 20% per year based upon number of years of participation service. A participant shall also become fully vested upon his death, disability or on a change in control. Benefits under the plan are payable upon a participant`s termination of service, disability or death. Charges to expense under the plan totaled $141,000 in 1993.

     Statement of Position ("SOP") 93-6, "Employers' Accounting for Employee Stock Ownership Plans," was issued in November 1993. This statement will bring about significant changes in the way employers report transactions with leveraged employer stock ownership plans ("ESOP's"). Among the changes are ESOP shares committed to be released in a period to compensate employees directly will be recognized as compensation cost equal to the fair value of the shares committed to be released. The SOP is effective for fiscal years beginning after December 15, 1993. Employers are required to apply the provisions of the SOP to shares purchased by ESOP's after December 31, 1992, that have not been committed to be released as of the beginning of the year of adoption. Employers are permitted, but not required, to apply the provisions of the SOP to shares purchased by ESOP's on or before December 31, 1992, that have not been committed to be released as of the beginning of the year of adoption. Liberty will likely not apply the provisions of this SOP to ESOP shares acquired before December 31, 1992. There were no shares acquired by the ESOP on or after December 31, 1992.

     Liberty provides certain health care and life insurance benefits to em-ployees subject to beneficiary-paid premiums, co-payment provisions and deduct-ibles. These benefits are paid to trusts established for the various plans. These trusts, in turn, provide the benefits to current and retired employees. Expenses relating to health care and life insurance benefits provided to current employees totaled $3,263,000 in 1993, $1,551,000 in 1992 and $2,026,000
in 1991.

     As part of Liberty's effort to reduce noninterest expenses, Liberty has engaged an outside consulting firm to assist in evaluating its operations. As a result of a preliminary analysis, Liberty has accrued $1.9 million for anticipated employee severance and other costs to be incurred in connection with actions to reduce noninterest expense. In 1991 Liberty instituted an early retirement program. Costs under this program totaled approximately $1,800,000.

     In November 1992, SFAS No. 112, "Employers' Accounting for Postemployment Benefits" was issued. Liberty is required to adopt SFAS No. 112 no later than 1994, although earlier implementation is permitted. Management does not an-ticipate the adoption of SFAS No. 112 to have a material adverse on its con-solidated financial position or results of future operations.



                                   Note 15
                          Postretirement Benefits

     Employees of Liberty over the age of 55 with fifteen years of service or over the age of 65 with ten years of service are entitled to postretirement health care and life insurance benefits subject to retiree-paid premiums, co-payment provisions and deductibles. Prior to 1993 these benefits were expensed as paid by Liberty and totaled $535,000 in 1992 and $568,000 in 1991.

     In December 1990, FASB issued a new standard on accounting for postre-tirement benefits other than pensions ("SFAS No. 106"). SFAS No. 106 requires that the anticipated postretirement costs for these benefits must be charged to expense during the years that the employees render service. Liberty adopted the new standard effective January 1, 1993 and is amortizing the discounted present value of the obligation at that date to expense over a twenty-year pe-riod. Estimates of the obligation are based on various assumptions, including health care costs, work force demographics, interest rates and plan changes. The accumulated postretirement benefit obligation was estimated to be approxi-mately $10,847,000 at January 1, 1993. Expenses for 1993 totaled $1,562,000 with net claims paid totaling $656,000. Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a significant effect on the amount of the reported obligation and annual expense.

     The following table reflects the funding status and amounts recognized in Liberty's consolidated balance sheet at December 31, 1993:

- ------------------------------------------------------------------------------
(In thousands)
- ------------------------------------------------------------------------------
Accumulated postretirement benefit obligation
  Current retirees                                                   ($  9,001)
  Other fully eligible participants                                       (725)
  Other active plan participants                                        (1,484)
- ------------------------------------------------------------------------------
    Total accumulated postretirement benefit obligation                (11,210)
Fair value of plan assets                                                    _
- ------------------------------------------------------------------------------
  Funded status                                                        (11,210)
Unrecognized prior service cost                                              _
Unrecognized net loss (gain)                                                 _
Unamortized net transition obligation                                   10,304
- ------------------------------------------------------------------------------
  Accrued postretirement benefit cost                                ($    906)
===============================================================================

     The weighted-average discount rate used to determine the actuarial present value of the projected postretirement benefit obligation was 8.25%.

     The following table provides a breakdown of net periodic postretirement benefit cost expensed during 1993.

- -------------------------------------------------------------------------------
(In thousands)
- -------------------------------------------------------------------------------
Service cost (with interest)                                             $  151
Interest cost                                                               869
Actual return on plan assets                                                 _
Amortization of unrecognized transition obligation                          542
- -------------------------------------------------------------------------------
  Net periodic postretirement benefit cost                               $1,562
===============================================================================

     The medical benefit trend assumption for eligible benefit recipients under age 65 was estimated to be 12.00% and was reduced each year to an ultimate level of 6.00% for fiscal 2003 over fiscal 2002. The medical benefit trend assumption for eligible benefit recipients age 65 and over was estimated to be 10.50% and was reduced each year to an ultimate level of 6.00% for fiscal 2003 over fiscal 2002. The dental, vision and hearing benefit trend assumption for eligible benefit recipients was estimated to be 8.50% and was reduced each year to an ultimate level of 5.00% for fiscal 2005 over fiscal 2004. Life insurance benefit trend assumptions were based on final pay of each eligible retiring employee adjusted for an assumed compensation rate increase of 4%. The initial estimated benefit was then subject to a 10% annual reduction but increased for each eligible retiring employee with age.

     A 1% increase in the assumed health care cost trend rates for each future year would increase the accumulated postretirement benefit obligation to $12,432,000, an increase of 10.9%. Additionally, the aggregate of the service and interest cost components of net periodic postretirement benefit cost would increase to $1,117,000, an increase of 9.6%.


                                       Note 16
                            Commitments and Contingencies

     In the normal course of business, Liberty is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit, letters of credit, interest-rate forward contracts and foreign exchange contracts. These instruments expose Liberty to varying degrees of credit and/or market risk in excess of the amount recognized in the accompanying consolidated balance sheet. To manage this risk, Liberty uses the same credit and trading risk management processes for financial instruments with off-balance sheet risk as it does for financial instruments whose risk is reflected on the consolidated balance sheet. The fair value of loan commitments and letters of credit, whether that value is an asset or liability, is considered negligible. Interest-rate forward and foreign exchange contracts used in trading activities are carried at their market value.
Standby letters of credit and other commitments, including legally binding loan commitments, were outstanding in the total amount of $558,844,000 at December 31, 1993 and $390,869,000 at December 31, 1992. Liberty does not expect a significant portion of these commitments to be exercised during the near-term.

     Liberty's bank subsidiaries have sold to the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation certain residential mortgage loans with recourse. Approximately $9,559,000 and $14,275,000 of loans subject to this condition remained outstanding at December 31, 1993 and 1992, respectively. For financial reporting purposes these loans have been treated as sales and therefore are not included in total loans. Liberty does not anticipate any significant adverse impact on its consolidated financial position or results of future operations as a result of the "with recourse" feature of these loans. Management believes Liberty has no other significant off-balance sheet exposure.

     At December 31, 1993, Liberty was committed to make future payments under several long-term lease agreements and a data processing agreement. The minimum payments required by these agreements are summarized below:


- -------------------------------------------------------------------------------
(In thousands)                  Bank          Data          Equipment
                               Premises     Processing      and Other     Total
- -------------------------------------------------------------------------------
1994                          $ 3,273       $ 5,214          $  672     $ 9,159
1995                            3,235         5,395             513       9,143
1996                            2,991         5,568             480       9,039
1997                            1,972         5,747             476       8,195
1998                            1,869         5,931             476       8,276
Remainder                       7,621         3,571             238      11,430
- -------------------------------------------------------------------------------
  Total                       $20,961       $31,426          $2,855     $55,242
===============================================================================


     Lease rentals included in Liberty's operating expenses for the years ended December 31, 1993, 1992 and 1991 amounted to $5,631,000, $5,043,000 and
$4,918,000, respectively. Contingent rentals amounted to $324,000 in 1993, $910,000 in 1992 and $1,178,000 for 1991. Occupancy expense has been reduced by rental income from premises leased to third parties of $2,282,000, $2,108,000 and $2,212,000 for 1993, 1992 and 1991, respectively.

     In August 1992, an agreement with a facilities manager to manage Liberty's data processing operation was renewed for a seven year term. Under certain conditions the agreement may be terminated early after August 1, 1995 by Liberty paying a fee that decreases from $4.8 million in 1995 to $1.2 million in 1998. Under the agreement, data processing fees paid are increased semi-annually for the effects of inflation. The 1994 inflation adjustment of 3.21% has been assumed to remain constant in determining the data processing minimum payments. These fees totaled $5,043,000, $5,378,000 and $5,298,000 for 1993,
1992 and 1991, respectively.

     In the ordinary course of business, Liberty and its subsidiaries are subject to legal actions and complaints. Management, after consultation with legal counsel, and based upon available facts and proceedings to date, which are in preliminary stages in some instances, believes that the ultimate liability, if any, arising from such legal actions or complaints, will not have a material adverse effect on the financial position or results of future operations of Liberty or its subsidiaries.

     Many financial services companies, including Liberty, have been unable, or have chosen not to, obtain insurance for various risks. Consequently, Liberty is to some degree self-insured for various risks, including those associated with lender and fiduciary liability. Liberty has recorded estimated liabili-ties for uninsured risks to the extent permitted by generally accepted ac-counting principles.


                                      Note 17
                                  Parent Company


     Summarized financial information for Liberty Bancorp, Inc. (parent company only) is presented in the following statements:

- ------------------------------------------------------------------------------
Condensed Balance Sheet
- ------------------------------------------------------------------------------
December 31 (In thousands)                            1993               1992
- ------------------------------------------------------------------------------
Assets
  Cash in subsidiary banks                        $   6,228          $   4,193
  Time deposits with subsidiary banks                     _              3,079
  Investment securities                               1,400              1,016
  Advances to subsidiary                             22,530             15,813
  Loans                                                 847                723
        Less _ Reserve for loan losses                  (38)               (38)
- ------------------------------------------------------------------------------
    Net loans                                           809                685
- ------------------------------------------------------------------------------
  Investment in subsidiaries
    Liberty Oklahoma City                           129,227            102,984
    Liberty Tulsa                                    90,377             68,090
    Other subsidiaries                              (19,225)           (14,821)
- ------------------------------------------------------------------------------
      Total investment in subsidiaries              200,379            156,253
- ------------------------------------------------------------------------------
  Other real estate and assets owned, net               673              1,707
  Other assets                                        4,336              2,951
- ------------------------------------------------------------------------------
      Total assets                                 $236,355           $185,697
==============================================================================

Liabilities
  Accrued interest and other expenses              $  3,168           $  4,114
  Advances from subsidiary                            1,605              1,605
  Other payables to subsidiaries                      4,337              1,137
- ------------------------------------------------------------------------------
    Total liabilities                                 9,110              6,856
Shareholders' investment                            227,245            178,841
- ------------------------------------------------------------------------------
  Total liabilities and shareholders' investment   $236,355           $185,697
==============================================================================




- ------------------------------------------------------------------------------
Condensed Statements of Income
- ------------------------------------------------------------------------------
For the year (In thousands)                  1993          1992          1991
- ------------------------------------------------------------------------------
Dividends received from subsidiaries
  Cash dividends received from
    subsidiaries                          $ 12,000     $       -      $      _
  Noncash dividends received from
   subsidiaries                                  -            77             _
Interest income
  Loans to subsidiaries                         29            29             2
  Commercial and real estate loans              52            22            51
  Interest-bearing deposits with
   subsidiary banks                            152           302           482
Dividends on investments                     1,017           258            52
Management fees and expense reimbursements
  Bank subsidiaries                         15,473        14,119        12,557
  Nonbank subsidiaries                         262           117           125
- ------------------------------------------------------------------------------
Other income (a)                                81           (33)          174
- ------------------------------------------------------------------------------
    Total income                            29,066        14,891        13,443
- ------------------------------------------------------------------------------

Interest expense                               212           135           392
Salaries and employee benefits               3,818         2,828         2,819
Data processing                              5,094         5,318         5,081
Equipment                                    2,394         1,904         1,759
Occupancy                                      597           629           434
Professional and other services              1,659         1,416           782
Net income from operation of
  other real estate and assets owned          (246)         (630)          (33)
Other expenses                               2,972         2,446         2,375
- ------------------------------------------------------------------------------
    Total expenses                          16,500        14,046        13,609
Income (loss) before provision
  (benefit) for income taxes                12,566           845          (166)
Provision (benefit) for income taxes        (1,249)         (216)          (50)
- ------------------------------------------------------------------------------
Income before cumulative effect of
  change in accounting principle and
  equity in undistributed income of
   subsidiaries                             13,815         1,061          (116)
Cumulative effect of change in
  accounting principle                         533             -             -
Equity in undistributed income
  of subsidiaries                           22,184        17,057         5,907
- ------------------------------------------------------------------------------
    Net income                             $36,532       $18,118      $  5,791
===============================================================================


 (a) Includes net securities losses of $60,000 in 1992. There were no securities gains or losses in 1993 or 1991.



Condensed Statement of Cash  Flows
- ------------------------------------------------------------------------------
For the year (In thousands)                        1993       1992       1991
- ------------------------------------------------------------------------------
Cash provided (absorbed) by operating activities
  Net income                                     $36,532    $18,118     $5,791
  Adjustments to reconcile net income to net cash
    provided (absorbed by) operating activities
      Provisions for losses on loans and other
        real estate and assets owned                 (85)        35       398
      Cumulative effect of change in accounting
        principle                                   (533)         _         _
      Deferred income taxes                       (1,249)      (216)      (50)
      Depreciation and amortization                  607        376       533
      Noncash dividend and equity in
        undistributed income of subsidiaries     (22,184)   (17,134)   (5,907)
      Gain on sale of assets                        (147)      (492)     (135)
      Change in accrued income and accounts
        receivable                                (4,203)      (346)       15
      Change in other assets                      (4,278)      (199)       60
      Change in accrued interest, expenses, taxes,
        accounts payable and other liabilities      (992)       328    (2,796)
      Change in other payables to subsidiaries     3,300        724       363
- ------------------------------------------------------------------------------
        Net cash provided (absorbed) by operating
          activities                               6,768       1,194     1,728
- ------------------------------------------------------------------------------

Cash provided (absorbed) by investing activities
  Principal payments received on loans                36        304        41
  Repayments received on advances to subsidiaries      _          _       356
  Advances on loans                                 (162)      (145)     (288)
  Advances to subsidiaries                        (6,717)    (2,826)   (2,320)
  Proceeds from sale of property and equipment         _          _         1
  Expenditures for property and equipment            (50)       (31)       (4)
  Proceeds from sale of other real estate and other
    assets acquired in settlement of loans           882      2,167     2,394
  Consideration, including cash and cash equivalents
    received or paid in bank acquisition and
    merger of non-bank subsidiary                    392       (375)        _
- ------------------------------------------------------------------------------
      Net cash provided (absorbed) by
        investing activities                      (5,619)     ( 906)      180
- ------------------------------------------------------------------------------

Cash provided (absorbed) by financing activities
  Payments on long-term notes                          _     (1,769)     (590)
  Advances from subsidiaries                       1,605      1,605     1,605
  Repayments of advances from subsidiaries        (1,605)    (1,605)   (1,605)
  Proceeds from sale of treasury stock and
    issuance of common stock for employees'
    and shareholders' plans                          949        595       238
  Purchase of treasury stock                        (440)         _         _
  Dividends paid                                  (2,702)         _         _
- ------------------------------------------------------------------------------
      Net cash absorbed by financing activities   (2,193)    (1,174)     (352)
- ------------------------------------------------------------------------------
Net change in cash and cash-equivalents           (1,044)     ( 886)   (1,900)
Cash and cash-equivalents at beginning of year     7,272      8,158     10,058
- ------------------------------------------------------------------------------
Cash and cash-equivalents at end of year        $  6,228   $  7,272   $  8,158
==============================================================================

Supplemental disclosure of cash flow information:
  Interest paid                                    $  57       $170       $391
  Income taxes paid                                  762        100        219

Supplemental disclosure of noncash investing activities:
  Transfer of advances to subsidiaries in
    investment in nonbank subsidiaries          $  4,807          _          -
  Contribution of acquired banks                  10,919          _          _



                          Liberty Bancorp, Inc.
          MANAGEMENT REPORT ON RESPONSIBILITY
                FOR FINANCIAL REPORTING

     The management of Liberty Bancorp, Inc. has the responsibility for preparing the accompanying consolidated financial statements and for their integrity and objectivity. The statements were prepared in accordance with generally accepted accounting principles. The statements include amounts that are based on management's best estimates and judgment, where necessary. Management believes that all representations made to our external auditors during their audit of the financial statements were valid and appropriate.

     To meet its responsibility, management has established and maintained a comprehensive system of internal control that provides reasonable assurance as to the integrity and reliability of the financial statements, that assets are safeguarded, and that transactions are properly executed and reported. This system can provide only reasonable, not absolute, assurance that errors and irregularities can be prevented or detected. The concept of reasonable assur-ance is based on the recognition that the cost of a system of internal control must be related to the benefits derived. The system of internal control is subject to close scrutiny by management and is revised as considered necessary.

     The accounting policies and system of internal control are under the general oversight of the Liberty Bancorp, Inc. Board of Directors, acting through its Audit Committee, which is comprised entirely of outside directors who are not officers or employees of Liberty Bancorp, Inc. Liberty's General Auditor, who reports directly to the Audit Committee, conducts an extensive program of operational, financial and special audits to ensure the system of control is adequate and operating as intended. In addition, Arthur Andersen & Co., independent public accountants, has been engaged to conduct an audit and to express an opinion as to the fairness of the presentation of the consolidated financial statements.

     Liberty Bancorp, Inc. is also examined periodically by the examiners from the Federal Reserve Board and other regulatory agencies. The Board of Directors and management appropriately consider and comply with all reports that arise from such examinations.

     Management maintains and enforces a strong code of corporate conduct designed to foster a strong ethical climate so that the affairs of the corporation are conducted according to the highest standards of personal and corporate conduct. This code of conduct is furnished to all employees and is periodically audited to ensure compliance.


                             Liberty Bancorp, Inc.
         REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO LIBERTY BANCORP, INC:

     We have audited the accompanying consolidated balance sheets of Liberty Bancorp, Inc. (an Oklahoma corporation) and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, shareholders' investment and cash flows for each of the three years in the period ended De-cember 31, 1993. These financial statements are the responsibility of Liberty's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain consolidated subsidiaries, which statements reflect assets constituting approximately 2% and 3% of the related December 31, 1993 and 1992 consolidated totals, respectively, and revenues of approximately 6% of consolidated revenues for 1993 and 1991 and 8% for 1992. Those statements were audited by other auditors whose reports have been furnished to us and our opin-ion, insofar as it relates to the amounts included for such subsidiaries, is based solely upon the reports of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant esti-mates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all ma-terial respects, the financial position of Liberty Bancorp, Inc. and sub-sidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

     As explained in Note 4 to the consolidated financial statements, effective December 31, 1993, Liberty changed its method of accounting for certain investment securities. Additionally, as explained in Notes 11 and 15, respectively, to the consolidated financial statements, effective January 1, 1993, Liberty changed its methods of accounting for income taxes and postretirement benefits other than pensions.




                                           ARTHUR ANDERSEN & CO.
Oklahoma City, Oklahoma,
January 21, 1994



                             Liberty Bancorp, Inc.
                OTHER BUSINESS MATTERS


Personnel

     On December 31, 1993, Liberty and its subsidiaries employed 1,435 full-time persons, compared with 1,319 on December 31, 1992. The increase was primarily due to acquisitions in 1993.

Competition

     The Oklahoma market is highly competitive, especially in the area of competition for loans because of the relatively low loan demand in the market. Liberty also competes with money center and regional banks, money market funds, consumer finance companies and mortgage banks, mutual fund sponsors, brokerage firms, insurance companies and various other entities in connection with the banking and related services provided by its subsidiaries. The market for such services is highly competitive.

Supervision and Regulation

     Bank holding companies and banks are extensively regulated under both federal and state law. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by ref-erence to the particular statutory and regulatory provisions described. Any change in applicable law or regulation may have a material effect on the business and prospects of Liberty, Liberty Oklahoma City or Liberty Tulsa.

Bank Holding Companies

     Liberty is registered as a "bank holding company" under the Bank holding Company Act of 1956, as amended (the "Act"). As a bank holding company, Liberty is subject to regulation by the Federal Reserve Board. Registered bank holding companies are required to file certain reports and information with the Federal Reserve Board and are subject to examination by the Federal Reserve Board.

     The Act requires the prior approval of the Federal Reserve Board in any case where a bank holding company proposes to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank which is not already majority owned by it or to merge or consolidate with any other bank holding company. The Act further provides that the Federal Reserve Board shall not approve any such acquisition, merger or consolidation which would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any part of the United States, or the effect of which may be to substantially lessen competition or to tend to create a monopoly in any section of the country, or which in any other manner would be in restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed in the public interest by the probable effect of the transaction in meeting the convenience and needs of the community to be served.

     The Act prohibits the Federal Reserve Board from approving an application from a bank holding company to acquire shares of a bank located outside the state in which the operations of the holding company's banking subsidiaries are principally conducted, unless such an acquisition is specifically authorized by statute of the state in which the bank whose shares are to be acquired is located.

     The Act also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than banking or managing or controlling banks. Under the Act, the Federal Reserve Board is authorized to approve the ownership of shares by a bank holding company in any company whose activities the Federal Reserve Board has determined to be so closely related to banking or to managing or to controlling banks as to be a proper incident thereto. In making such determinations, the Federal Reserve Board is required to weigh the expected benefits to the public (such as greater convenience, increased competition or gains in efficiency) against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

     The Federal Reserve Board has by regulation determined that certain activities are closely related to banking within the meaning of the Act. These activities include operating a savings association, mortgage company, finance company, credit card company or loan company, providing certain data processing operations, providing investment financial advice, acting as insurance agent or serving as underwriter for certain types of credit-related insurance, leasing personal property on a full-payout nonoperating basis, providing management consulting advice to nonaffiliated banks, operating a discount brokerage firm and certain other activities. Under the Act, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with extensions of credit or provisions of property or services.

     The Oklahoma Banking Code permits a bank holding company to own or control more than one bank, subject to a limitation that a bank holding company may not acquire a bank if the acquisition would result in such bank holding company controlling banks whose deposits exceeded 11% of total deposits of insured banks, savings associations and credit unions in Oklahoma, as reported in the most recent reports of such institutions available at the time of any acquisition. At the end of 1992, 11% of Oklahoma's total insured deposits amounted to approximately $3.7 billion.

     Oklahoma also has enacted an interstate banking law. Under the law, out-of-state bank holding companies are permitted to acquire any Oklahoma bank or bank holding company; however, further expansion by the acquiring holding company within Oklahoma is prohibited for a four-year period from the date of any acquisition unless its principal place of business is in a state which has enacted reciprocal legislation authorizing Oklahoma bank holding companies to acquire banks or bank holding companies in such state.

Banks

     National banking associations, such as Liberty Oklahoma City and Liberty Tulsa, are subject to the supervision of, and are regularly examined by, the Office of the Comptroller of the Currency ("Comptroller"). Each of these banks is a member of the Federal Reserve System and is therefore subject to applicable provisions of the Federal Reserve Act which restricts the ability of any such bank to extend credit to or purchase assets from its parent holding company or any of the parent's subsidiaries or to invest in the stock or securities thereof, or to take such stock or securities as collateral for loans to any borrower, and which require that the terms of any such transactions between a bank and its parent holding company or other subsidiaries meet certain fairness standards. Affiliates of national banks are also subject to certain restrictions concerning engaging in certain securities activities.

     Certain restrictions are placed on the banks' abilities to pay dividends by the National Banking Act and regulations of the Comptroller. Without the approval of the Comptroller, total dividends declared by a national bank of common stock in any calendar year may not exceed its net profits (as defined) for that year combined with its retained net profits (as defined) of the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock. Further, a national bank may not pay any dividends on common stock if it does not have undivided profits available. Under these provisions, Liberty Oklahoma City and Liberty Tulsa could pay dividends of no more than $30.5 million and $17.6 million, respectively, as of January 1, 1994. The Comptroller also has authority to prohibit a national bank from engaging in unsafe or unsound practices in the conduct of its business. Depending upon the financial condition of a national bank, the pay-ment of dividends could be deemed to constitute such an unsafe or unsound practice. It is anticipated that the banks will pay common dividends to the parent in 1994.

     The Comptroller has the authority to take various administrative actions concerning national banks when such actions are deemed necessary by the Comptroller. These actions include imposing civil monetary penalties against a bank or its directors and officers, removing directors or officers, entering cease and desist orders, requiring formal or informal agreements between the Comptroller and the bank, and various other actions.

     National banks are required by the National Banking Act to adhere to branch banking laws applicable to state banks in the states in which they are located. Under current Oklahoma law, a state or national bank located in Oklahoma may establish and maintain up to two branches (i) located within the same city as the main bank; or (ii) located within 25 miles of the main bank if located in a city or town which has no state or national bank. In addition, a state or national bank located in Oklahoma may acquire, maintain and operate as branches an unlimited number of banks, so long as such acquisitions do not result in a bank having direct or indirect ownership or control of more than eleven percent (11%) of the aggregate deposits of all financial institutions located in Oklahoma which have insured deposits. Certain exceptions to the deposit limitation exist in connection with the acquisition of stock of a bank which is acquired (i) in a good faith fiduciary capacity; (ii) in the regular course of securing or collecting a debt previously contracted in good faith; or
(iii) at the request of or in connection with the exercise of regulatory authority in order to prevent imminent failure of a bank or to protect the depositors of a bank.

     Insured depository institutions are liable for any losses incurred by the Federal Deposit Insurance Corporation in connection with the closing of another insured depository institution under common control. These "cross-guarantee" provisions may have an effect on the ability of multi-bank holding companies, such as Liberty, and their subsidiary banks to raise capital and borrow funds because of the increased risk of loss.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") provided for the recapitalization of the Bank Insurance Fund (which resulted in an increase in deposit insurance costs). FDICIA also made many far-reaching changes in the regulatory environment for insured banks and savings associations, many of which have a significant impact on the operations of banks and bank holding companies. These changes include: major revisions in the supervision, examination and audit processes; new requirements for corrective actions for undercapitalized institutions; required adoption of uniform safety and soundness standards; increases in disclosure requirements for deposit accounts; substantial new reporting requirements; changes in terms of insurance coverage for certain deposits; and a number of other changes.
Most of the requirements of FDICIA are being implemented through regulations which have been and will continue to be promulgated by the appropriate regula-tory authority. FDICIA has resulted in increased regulatory compliance costs but does not affect Liberty to any materially greater extent than other comparable institutions.

Government Policies

     The earnings of Liberty are affected not only by general economic conditions, both domestic and foreign, but also by legislative and administrative changes which, among other things, affect maximum lending rates, and by the monetary and fiscal policies of the U.S. Government and its agencies, including the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the Federal Reserve Board are open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against member bank deposits and limitations on interest rates which member banks may pay on time and savings deposits. These means are used in varying combinations to influence overall growth of bank loans, investments and deposits, and may also affect interest rates charged on loans or paid for deposits. The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to have such an effect in the future.

     In view of the changing conditions in the national economy and in the money markets and the effect of actions by monetary and fiscal authorities, as well as other federal agencies and authorities, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the impact on the business and earnings of Liberty or its subsidiaries.

Properties

     The principal business operations of Liberty and its Oklahoma City subsidiaries are conducted from Liberty Tower, located at 100 North Broadway, Oklahoma City, Oklahoma. In 1982, Liberty exercised an option to purchase this 36-story structure of approximately 512,000 square feet and ownership was placed in a wholly-owned subsidiary. Approximately 44% of the property is leased to Liberty. The ground lease pertaining to Liberty Tower was purchased during 1993.

     Liberty Tulsa maintains its offices in the 40-story First Place Tower and the adjoining 20-story Liberty Bank Building, located in the central business district of Tulsa, Oklahoma. Liberty Tulsa leases 183,000 square feet of the combined buildings and has an option to lease an additional 67,000 square feet. The lease agreement dated December 14, 1977, provides for a 25-year primary lease term with two ten-year renewal options.

Legal Proceedings

     In 1988 Cadijah Helmerich Patterson filed a civil action in the state District Court of Tulsa County, Oklahoma against Liberty Tulsa claiming breaches of fiduciary duty by Liberty Tulsa as trustee of a 1939 trust of which Ms. Patterson is a contingent beneficiary. The lawsuit also named other beneficiaries as defendants because of their beneficial interest in the trust, including Ms. Patterson's mother, Cadijah C. Helmerich, and her brother, Walter
H. Helmerich, III, a director of Liberty and Liberty Tulsa. The plaintiff alleges that Liberty Tulsa breached its duty of prudence by failing to diversify properly trust investments, breached its duty of loyalty by investing in securities of First Tulsa Bancorporation, Inc., Liberty and Helmerich & Payne, Inc. and breached its duty to keep the plaintiff informed of the status of the trusts. Plaintiff seeks compensatory damages of $21.5 million, and $5.0 million in punitive damages. The litigation is in a relatively preliminary stage despite its filing date. Limited document discovery has been conducted. Liberty Tulsa intends to vigorously contest this action and management of Liberty believes, based upon the facts available at this time and after consultation with legal counsel, that it will not have any material adverse effect on the financial position of Liberty. The 1939 trust suit was filed subsequent to other litigation filed by Ms. Patterson and her children as contingent beneficiaries against her brother, in which similar allegations are made as to his role in management of certain family trusts. Liberty Tulsa was added as a defendant to this litigation in 1989 due to Liberty Tulsa's position as co-trustee of a 1973 trust. In this 1973 trust action, the plaintiff alleges that the co-trustees have made improper and unauthorized contributions to charities from the assets of the trust in the amount of $977 thousand and certain gifts, plus interest, from the co-trustees. A trial court ruling in favor of Liberty Tulsa related to the 1973 trust was rendered in 1990. At December 31, 1993, the case is currently on appeal with the Supreme Court of Oklahoma.

     In the ordinary course of business, Liberty and its subsidiaries are subject to other legal actions and complaints. Management believes, after consultation with legal counsel, based upon available facts and proceedings to date, which are preliminary stages in some instances, that the ultimate liability, if any, arising from such legal actions or complaints, will not have a material adverse effect on the financial position or result of future operations of Liberty or its subsidiaries.


               REPORT OF OTHER INDEPENDENT AUDITORS
               APPLICABLE TO SUBSIDIARY


REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Liberty Mortgage Company

     We have audited the consolidated balance sheets of Liberty Mortgage Company as of December 31, 1993 and 1992, and the related consolidated statements of operations and retained earnings and cash flows for each of the three years in the period ended December 31, 1993 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reason-able basis for our opinion.

     Liberty Mortgage Company is one of several affiliated members of Liberty Bancorp, Inc. and a substantial portion of its activities is with or is ar-ranged by members of the affiliated group.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liberty Mort-gage Company at December 31, 1993 and 1992, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

     Liberty Mortgage Company changed its method of accounting for income taxes and postretirement benefits other than pensions as more fully described in the notes to the consolidated financial statements (not presented separately herein).




                                           ERNST & YOUNG

Oklahoma City, Oklahoma,
January 21, 1994











              Liberty Bank and Trust Company of Oklahoma City, N.A.
                               and Subsidiaries
             STATEMENT OF CONDITION (Unaudited)
- ------------------------------------------------------------------------------
December 31 (In thousands)                                  1993        1992
- ------------------------------------------------------------------------------
Assets
Cash and due from banks                                 $  245,364  $  206,003
Federal funds sold and other                                17,964     199,334
Trading account securities                                     205         165
Investment securities                                      721,703     562,629
Loans                                                      649,536     478,640
  Less:  Reserve for loan losses                           (13,498)    (13,139)
- ------------------------------------------------------------------------------
    Loans, net                                             636,038     465,501
- ------------------------------------------------------------------------------

Other real estate and assets owned, net                      7,823      29,713
Property and equipment, net                                 25,625      15,058
Deferred tax asset, net                                     10,416           _
Other assets                                                49,189      40,711
- ------------------------------------------------------------------------------
    Total Assets                                        $1,714,327  $1,519,114
==============================================================================

Liabilities and Shareholders' Investment
Deposits
  Noninterest-bearing                                   $  480,662  $  427,594
  Interest-bearing                                         946,495     797,353
- ------------------------------------------------------------------------------
Total deposits                                           1,427,157   1,224,947
- ------------------------------------------------------------------------------
Short-term borrowings                                      140,626     174,444
Other liabilities                                           17,317      16,738
- ------------------------------------------------------------------------------
Total Liabilities                                    1,585,100   1,416,129
Total Shareholders' Investment                             129,227     102,985
- ------------------------------------------------------------------------------
Total Liabilities and Shareholders' Investment          $1,714,327  $1,519,114
==============================================================================


Liberty Bank and Trust Company of Oklahoma City, N.A. provides banking services at the following locations:

Oklahoma City                    Norman               Edmond
  100 N. Broadway                  116 S. Peters        18 E. 15th
  320 N. Broadway                  3600 W. Robinson     24 E. 1st
  1112 N.W. 23rd                   320 E. Comanche      300 S. Bryant
  12324 N. May Ave.              Midwest City           901 W. Edmond Rd.
  N.W. 122nd and Rockwell Ave.     301 N. Midwest Blvd. Choctaw
  9350 S. Western Ave.             10100 S.E. 15th      14483 N.E. 23rd
  1200 N.W. 63rd St.               2201 N. Douglas      Harrah
                                   200 N. Air Depot     19625 N.E. 23rd





                 Liberty Bank and Trust Company of Tulsa, N.A.
                                and Subsidiaries
           STATEMENT OF CONDITION (Unaudited)

- ------------------------------------------------------------------------------
December 31 (In thousands)                                 1993        1992
- ------------------------------------------------------------------------------
Assets
Cash and due from banks                                 $  73,274   $  97,086
Federal funds sold and other                                8,601     147,764
Trading account securities                                  1,687       3,426
Investment securities                                     525,361     447,541
Loans                                                     308,369     207,917
  Less:  Reserve for loan losses                           (6,450)    (12,385)
- ------------------------------------------------------------------------------
    Loans, net                                            301,919     195,532
- ------------------------------------------------------------------------------

Other real estate and assets owned, net                     2,392       2,539
Property and equipment, net                                10,108       6,650
Deferred tax asset, net                                     4,942           _
Other assets                                               21,347      15,844
- ------------------------------------------------------------------------------
    Total Assets                                         $949,631    $916,382
==============================================================================

Liabilities and Shareholders' Investment
Deposits
  Noninterest-bearing                                  $  216,047  $  237,277
  Interest-bearing                                        495,322     468,767
- ------------------------------------------------------------------------------
    Total deposits                                        711,369     706,044
Short-term borrowings                                     139,485     127,213
Other liabilities                                           9,404      16,039
- ------------------------------------------------------------------------------
    Total Liabilities                                     860,258     849,296
Total Shareholders' Investment                             89,373      67,086
- ------------------------------------------------------------------------------
Total Liabilities and Shareholders' Investment           $949,631    $916,382
==============================================================================



Liberty Bank and Trust Company of Tulsa, N.A. provides banking services at the following locations:

     Tulsa                                    Broken Arrow
          15 E. Fifth Street                       701 W. New Orleans
          615 S. Boston Avenue                Jenks
          6660 S. Sheridan Road                    700 W. Main
          6985 S. Lewis
          8015 E. 71st Street
          2070 Utica Square
          5307 E. 41st St.
          601 E. Apache


                         SHAREHOLDER INFORMATION


Executive Offices               Stock Transfer Agent and Registrar

Liberty Bancorp, Inc.            Liberty Bank and Trust Company of Oklahoma
City, N.A.
Liberty Tower                    100 North Broadway
100 North Broadway               P.O. Box 25848
Oklahoma City, OK 73102          Oklahoma City, OK 73125
                                 (405) 231-6000


     If you receive duplicate copies of this report, this indicates that you hold stock in more than one account name. By reviewing the mailing label on each report, you can determine the account listing for your holdings of Liberty Bancorp, Inc.'s stock. Consolidating your accounts decreases the cost of our stockholder relations activity. If you wish to consolidate any of your accounts, you can do so by writing to the stock transfer agent.

Contact our stock transfer agent at the above address for assistance regarding:

*     Change of address
*     Transfer of stock certificates
*     Replacement of lost, stolen or destroyed certificates
*     Elimination of duplicate mailings

Stock Prices

     The Common Stock of Liberty is traded over-the counter on the NASDAQ National Market System under the symbol LBNA. As of December 31, 1993 there were 2,587 shareholders of record.

     The following sets forth the range of closing prices of Common Stock and cash dividends declared for the periods indicated. These quotations represent inter-dealer prices, do not include mark-up, mark-down or commissions and do not necessarily represent actual transactions.

                                    Dividends
                                    Per Share          High               Low
1992
First Quarter                          $  _            $15.00            $12.75
Second Quarter                            _             21.00             14.50
Third Quarter                             _             27.63             19.75
Fourth Quarter                            _             31.00             25.25

1993
First Quarter                          $  _            $33.75            $31.25
Second Quarter                          .10             34.25             28.75
Third Quarter                           .10             35.50             32.50
Fourth Quarter                          .10             34.00             28.00


     Liberty's annual report on Form 10-K for the fiscal year ended December 31, 1993 (other than the exhibits thereto) is available upon written request without charge. Requests for such copies should be directed to the attention of Corporate Secretary, Liberty Bancorp, Inc., P.O. Box 25848, Oklahoma City, OK 73125. Your comments, questions or suggestions on any aspect of our business are welcome.




        EXHIBITS, FINANCIAL STATEMENT SCHEDULES
               AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

     (a)  Financial Statements and Schedules
          1.     Financial Statements (See pages 26 through 44.)
          2.     Financial Statements Schedules.  All schedules have been
omitted because they are not                 applicable or not required.

     (b)     Reports on Form 8-K
          No reports 8-K were filed during the last quarter of the period covered by this report.

     (c) Exhibits. The following Exhibits (unless incorporated by reference to another report) are included in a separate volume filed with this report and are identified by the numbers indicated. References to Liberty are to Liberty National Corporation, File No. 0-4547.

Exhibit No.                            Description
- ------------------------------------------------------------------------------
3.1 Certificate of Incorporation of Liberty Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to Registrant's Form 8-B dated May 26,
           1992)
3.2        By-laws of Liberty Bancorp, Inc. (incorporated by reference to
           Exhibit 3.2 to Registrant's form 8-B dated May 26, 1992)
10.1 Copy of Lease Agreement between Liberty Bank and Trust Company of Oklahoma City, N.A. and Mid-America Plaza, Ltd. (incorporated by reference to Exhibit 9.75 to Liberty's Form 10-K for the year ended December 31, 1979)
10.2 Liberty Bancorp, Inc., 1990 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-B dated May 26, 1992)
10.3 Copy of documents relating to Liberty Bancorp, Inc. Executive Mortgage Assistance Plan (incorporated by reference to Exhibit
           10.21 to Amendment No. 1 to Liberty's Registration Statement on Form S-14, Registration No. 2-87751)
10.4 Copy of Memorandum of Lease entered into December 14, 1977, between First Place Corporation and Liberty Tulsa (incorporated by reference to Exhibit 10.4 to Registrant's Form 10-K for the year ended
           December 31, 1990)
10.7 Option to Purchase Common Stock between Registrant and Frank X. Henke, III (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to Registrant's Registration Statement on Form S-1, Registration No. 33-17239)
10.8       Management Incentive Bonus Plan (incorporated by reference to
           Exhibit 10.8 to Registrant's Form 10-K for the year ended December 31, 1992)
10.9       Supplemental Executive Retirement Plan and Trust
22 Subsidiaries of Registrant (incorporated by reference to Exhibit 22 to Registrant's Form 10-K for the year ended December 31, 1992)
24.1       Consent of Arthur Andersen & Co.
24.2       Consent of Ernst & Young
25         Powers of Attorney

- ------------------------------------------------------------------------------
Liberty Bancorp, Inc. will furnish to any shareholder a copy of any of the above exhibits upon the payment of $.25 per page. Any request should be sent to Corporate Secretary, Liberty Bancorp, Inc., P.O. Box 25848, Oklahoma City, Oklahoma 73125.



                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 20th day of March, 1994.

Liberty Bancorp, Inc.
(Registrant)

/s/Mischa Gorkuscha
- --------------------------
By Mischa Gorkuscha, Senior Vice President and Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated, this 23rd day of March, 1994.

/s/Charles E. Nelson
- --------------------------
Charles E. Nelson          Chairman and Chief Executive Officer
                     (Principal Executive Officer)

/s/Mischa Gorkuscha
- --------------------------
Mischa Gorkuscha          Senior Vice President and Chief Financial Officer
                    (Principal Financial Officer)

/s/Rodney L. Lee
- --------------------------
Rodney L. Lee               Senior Vice President and Controller
                    (Principal Accounting Officer)
Molly Shi Boren*              Director
Donald L. Brawner, M.D.*      Director
Robert S. Ellis, M.D.*        Director
William J. Fischer, Jr.*      Director
C.W. Flint, Jr.*              Director
James L. Hall, Jr.*           Director
Raymond H. Hefner, Jr.*       Director
Walter H. Helmerich, III*     Director
Joseph S. Jankowsky*          Director
John E. Kirkpatrick*          Director
Edward C. Lawson, Jr.*        Director
Herb Mee, Jr.*                Director
William G. Paul*              Director
W.N. Pirtle*                  Director
V. Lee Powell*                Director
Jon R. Stuart*                Director
Robert E. Torray*             Director
John S. Zink*                 Director

/s/Kenneth R. Brown
- --------------------------
*By Kenneth R. Brown, Attorney-in-fact



                                          EXHIBITS


EXHIBIT 10.9
                   LIBERTY BANCORP, INC.
             SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

          This Liberty Bancorp, Inc. Supplemental Executive Retirement Plan ("Plan") is adopted by Liberty Bancorp, Inc. ("Company") for the benefit of certain officers, key management and highly compensated employees to be effective January 20, 1993. The Plan is intended to protect and retain certain qualified employees and to reward those qualified employees for loyal service to the Company by providing for supplemental retirement benefits in addition to the benefits provided to those employees under the qualified retirement plan maintained by the Company. The Plan is intended to be an unfunded nonqualified deferred compensation arrangement for a select group of management or highly compensated employees.

     ARTICLE I

     DEFINITIONS

          1.1 Accrued Projected Benefit means the Projected Benefit multiplied by a fraction, not greater than one (1), the numerator of which is the Participant's years of Participation Service and the denominator of which is the aggregate number of years of Participation Service the Participant would have if such Participant is employed by the Company to Participant's Normal Retirement Date.

          1.2 Actuarial Equivalence means a form of benefit differing in time, period, or manner of payment from the benefit provided under the Plan but having the same value when computed by assuming a life expectancy at age 65 of 18 years and an interest and discount rate of six percent (6%).

          1.3 Average Annual Earnings means the average of the Participant's Earnings for the five (5) consecutive calendar years immediately preceding Participant's Normal Retirement Date or Termination of Service, whichever occurs first.

          1.4     Board means the Board of Directors of the Company.

          1.5     Change in Control means:

     (a)     the date any entity or person, including a group as defined in
Section 13(d)(iii) of the Securities Exchange Act of 1934 shall become the beneficial owner of, or shall have obtained voting control over, 25 percent or more of the outstanding common shares of the Company;

     (b) the date the shareholders of the Company approve a definitive agreement (i) to merge or consolidate the Company with or into another corporation, in which the Company is not the continuing or surviving corporation or pursuant to which any common shares of the Company would be converted into cash, securities or other property of another corporation, other than a merger of the Company in which holders of common shares immediately prior to the merger have the same proportionate interest of common stock of the surviving corporation immediately after the merger as immediately before, or
(ii) to sell or otherwise dispose of substantially all of the assets of the Company; or

     (c) the date there shall have been change in a majority of the Board of the Company within a 12 month period unless the nomination of each new director was approved by the vote of two-thirds (2/3) of directors then still in office who were in office at the beginning of the 12 month period.

          1.6 Company means Liberty Bancorp, Inc., an Oklahoma corporation, and any successor corporation.

          1.7 Compensation Committee means the Human Resources and Compensation Committee of the Board. Any function exercisable by such Committee may also be exercised by the Board or such other committee as the Board designates.

          1.8 Disability Date means the date a Participant commences benefits under the Company's long-term disability insurance plan as in effect from time to time. If the Company has no long-term disability plan in effect, a Participant's Disability Date shall be the first day of the seventh month following the date the Participant is determined to be disabled pursuant to the provisions of the Retirement Plan.

          1.9 Earnings means only the base cash compensation paid to the Participant by the Company or any subsidiary and shall not include overtime, bonus, commissions, or any non-cash amounts (including amounts attributable to stock options) which are required to be included in compensation. Earnings shall not be reduced by amounts excluded from gross income under Sections 125, 402(a)(8) or 402(h) or limited as provided under Section 401(a)(17) of the Internal Revenue Code of 1986, as amended ("Code").

          1.10 Normal Retirement Date means the first day of the month following the Participant's 65th birthday.

          1.11 Participant means the executive officers of the Company designated on the attached Exhibit A and any other executive who may be designated as a Participant as provided in Article II. A Participant shall also include a retired or terminated Participant who continues to be entitled to benefits under this Plan after Participant's Termination of Service.

          1.12 Participation Service means full-time employment with the Company while a Participant in this Plan; provided, employment after a Participant's Normal Retirement Date shall be disregarded. The number of years of Participation Service shall be the Participant's completed months of employment, whether or not consecutive, divided by 12, counting each twelve months as one year and each additional full month as one-twelfth of a year.

          1.13 Plan means this Liberty Bancorp, Inc. Supplemental Executive Retirement Plan and amendments thereto.

          1.14 Projected Benefit means the lump sum Actuarial Equivalence of the right to receive at Normal Retirement Date thirty percent (30%) of the Participant's Average Annual Earnings payable over the Participant's life based on the mortality assumption used to calculate Actuarial Equivalence.

          1.15 Retirement Plan means the Liberty Bancorp, Inc. Profit Sharing, Salary Deferral and Employee Stock Ownership Plan, as amended from time to time.

          1.16 Termination of Service means the first day of the month next following the termination of a Participant's employment whether by voluntary or involuntary separation, retirement, disability or death; provided, if a Participant continues in active employment through Participant's 70th birthday, such Participant shall be deemed to retire on Participant's 70th birthday.

          1.17 Trust means the trust established by the Company and maintained for the benefit of the Participants, a copy of which is attached hereto as Exhibit B.

          1.18 Trust Accumulation Account means the account established and maintained for a Participant under the Trust.


     ARTICLE II

     DESIGNATION OF PARTICIPANTS
     AND ELIGIBILITY FOR BENEFITS


          2.1 Designation of Participants. The Participants shall be those executive officers or key employees of the Company designated on Exhibit A any other executive officers or key employees designated by the Board or Compensation Committee from time to time as Participants in the Plan; provided no employee shall be designated as a Participant if such employee is not within a "select group of management" or a "highly compensated employee" as such terms are defined at Section 201(2) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA").

          2.2 Eligibility for Benefits. Vested benefits under this Plan shall be payable to Participant upon:

     (a) a Participant's Termination of Service other than by disability or death;

     (b) a Participant's Disability Date which occurs before Participant's Normal Retirement Date and while actively employed by the Company;

     (c) a Participant's death before Normal Retirement Date and while actively employed by the Company.


     ARTICLE III

     BENEFITS

          3.1 Benefit. Each Participant's benefit under this Plan shall be an amount equal to the greater of:

     (a) the sum of (i) the vested percentage of the Participant's Trust Accumulation Account, and (ii) the total of all such Participant's account balances to which he is entitled under the Retirement Plan as of the valuation date immediately following such Participant's Termination of Service; or

     (b) an amount equal to the vested percentage of the Actuarial Equivalence of the Participant's Accrued Projected Benefit as of such Participant's Termination of Service less the total of all such Participant's
account balances to which he is            entitled under the Retirement Plan
as of the valuation date immediately following such Participant's Termination of Service.

          3.2 Vested Percentage. A Participant's vested benefit shall be determined in accordance with the following schedule:

     Years of Participation Service     Vested Percentage

               Less than 1                      0%
            1 but less than 2                     20%
            2 but less than 3                     40%
            3 but less than 4                     60%
            4 but less than 5                     80%
               5 or more                         100%

          A Participant shall also become fully vested in Participant's benefit upon Participant's death, disability, or on a Change in Control.

          3.3 Company Contributions. The Company shall contribute to the Trust for each Participant each calendar year an amount equal to (a) plus (b) where:

     (a) is equal to 7% of the Participant's Earnings for such year reduced by the amount allocated to such Participant's Retirement Plan account under
Section 5.2(b)(vii) of the Retirement Plan as of the end of such Plan Year, and

     (b) is equal to the amount actuarially calculated to fund, in substantially equal payments, the excess of the lump sum Actuarial Equivalence of the Participant's Projected Benefit over the sum of the anticipated value of the Participant's Trust Accumulation Account and the anticipated value of the Participant's total Retirement Plan account balances at the Participant's Normal Retirement Date.

          Computation of anticipated values shall be made by assuming the same interest rate as is used to determine Actuarial Equivalence, maximum Participant contributions and matching contributions, and an additional allocation of 1.5% of the Participant's compensation under the Retirement Plan.

          Contributions to the Trust shall be made as soon as administratively feasible after the end of each calendar year, but in any event prior to March 31st.

          3.4 Trust Assets. All Company contributions shall be held by the Trustee as a single investment fund. However, the Trustee shall maintain separate Trust Accumulation Accounts for the benefit of each Participant which shall be credited with the Company contributions allocated to each such Participant and the earnings attributable thereto. Each Participant's Trust Accumulation Account shall be each allocated its pro rata share of all earnings, interest, gain and losses as of the last day of each calendar year. It is expressly acknowledged that the assets of the Trust are and will remain subject to the creditors of the Company as set forth in the Trust Agreement.


     ARTICLE IV

     PAYMENT OF RETIREMENT BENEFITS

          4.1 Payment of Benefit. Payment of benefits shall be made in the form of a lump sum payment. Benefit payment shall be made as soon as administratively feasible following the applicable date set forth at Section
2.2. All payments of benefits shall be reduced by the amount of applicable federal, state and local withholding taxes and FICA and FUTA taxes.

          4.2 Survivor Benefit. If a Participant is entitled to a benefit under the Plan and such Participant dies prior to full payment of such benefit, payment shall be made to the personal representative of the Participant's estate.

     ARTICLE V

     MISCELLANEOUS

          5.1 Amendment and Termination. The Board may at any time, or from time to time, amend this Plan in any respect or terminate this Plan without restriction and without consent of any Participant or beneficiary; provided, any such amendment or termination shall not impair the right of any Participant or any beneficiary of any deceased Participant to receive benefits vested hereunder prior to such amendment or termination without the consent of such Participant or such beneficiary. No beneficiary of a Participant shall have any right to benefits under this Plan or any other interest before the death of such Participant. The Company's funding obligation under this Plan may be terminated at any time.

          5.2 Plan Administration. The administration of this Plan shall be the responsibility of the Compensation Committee which is hereby authorized, in its discretion, to delegate said responsibilities to an administrator or administrative committee.

          5.3 No Guarantee of Employment. Nothing contained herein shall be construed as a contract of employment or give any Participant the right to be retained in the employ of the Company or any subsidiary, or to interfere with the rights of any such employer to discharge any individual at any time, with or without cause.

          5.4 Alienation of Benefits. No benefit payable under the Plan may be assigned, pledged, mortgaged or hypothecated. Except as required by applicable law, no such benefit shall be subject to legal process or attachment for the payment of any claims of a creditor of a Participant or beneficiary.

          5.5 Payment to Representatives. If any individual entitled to receive any benefits is determined by the Compensation Committee or is adjudicated by a court of competent jurisdiction to be legally incapable of giving valid receipt and discharge for such benefits, such benefit shall be paid to the duly appointed and acting guardian, if any, and if no such guardian is appointed and acting, to such persons as the Compensation Committee may designate. Such payment shall, to the extent made, be deemed a complete discharge for such payments under this Plan.

          5.6 Governing Law. The provisions of this Plan shall be construed under federal law except to the extent that the laws of the State of Oklahoma would be applicable.

          5.7 Gender and Number. The masculine pronoun wherever used shall include the feminine. Wherever any words are used herein in the singular, they shall be construed as though they were also used in the plural in all cases where they shall so apply.

          5.8 Titles and Headings. The titles to articles and headings of sections are for convenience of reference and, in case of any conflict, the text of Plan rather than such titles and headings shall control.

          5.9 Resolution of Disputes. Any dispute between a Participant and the Company, or any successor, shall be first submitted to mediation under the Commercial Mediation Rules of the American Arbitration Association, which
may be initiated by a written request by Participant or Company.   If such
dispute is not resolved within sixty (60) days of the written request for mediation, it shall be submitted to arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association and judgment upon the award rendered by the arbitrator may be entered in any court having jurisdiction thereof. In connection with such mediation and arbitration, the following rules shall apply:

          (i) Any mediation or arbitration shall be held in the city in which the Participant resides at the time of submission to mediation;

          (ii) Any mediation or arbitration shall be conducted by a single person who shall serve as both mediator and arbitrator;

         (iii) The costs of any mediation and arbitration shall be borne by the Company.

LIBERTY BANCORP, INC.
     SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN
     TRUST AGREEMENT


          This Agreement is made this         day of           ,      , by and
between Liberty Bancorp, Inc. ("Company") and Liberty Bank and Trust Company of Oklahoma City, National Association ("Trustee");

          WHEREAS, the Company has adopted the Liberty Bancorp, Inc. Supplemental Executive Retirement Plan ("Plan") which is intended to be a nonqualified deferred compensation plan as described in Section 201(2) of the Employee Retirement Income Security Act of 1974 as amended, ("ERISA").

          WHEREAS, Company has incurred or expects to incur liability under the terms of such Plan with respect to the individuals participating in such Plan;

          WHEREAS, Company wishes to establish a trust ("Trust") and to contribute to the Trust assets that shall be held therein, subject to the claims of Company's creditors in the event of Company's Insolvency, as herein defined, until paid to Plan participants and their beneficiaries in such manner and at such times as specified in the Plan;

          WHEREAS, it is the intention of the parties that this Trust shall constitute an unfunded arrangement and shall not affect the status of the Plan as an unfunded plan maintained for the purpose of providing deferred compensation for a select group of management or highly compensated employees for purposes of Title I of ERISA;

          WHEREAS, it is the intention of Company to make contributions to the Trust to provide itself with a source of funds to assist it in the meeting of its liabilities under the Plan;

          NOW THEREFORE, the parties do hereby establish the Trust and agree that the Trust shall be comprised, held and disposed of as follows:

     ARTICLE I

     ESTABLISHMENT OF TRUST

           1.1 Deposits. Company hereby deposits with Trustee in trust $100, and such other amounts as the Company may from time to time determine, which shall become the principal of the Trust to be held, administered and disposed of by Trustee as provided in this Trust Agreement.

           1.2 Irrevocable Trust. The Trust hereby established shall be irrevocable.

           1.3 Grantor Trust. The Trust is intended to be a grantor trust, of which Company is the grantor, within the meaning of subpart E, part I, subchapter J, chapter 1, subtitle A of the Internal Revenue Code of 1986, as amended ("Code"), and shall be construed accordingly.

           1.4 Claims Against Trust. The principal of the Trust and any earnings thereon shall be held separate and apart from other funds of Company and shall be used exclusively for the uses and purposes of Plan participants and general creditors as herein set forth. Plan participants and their beneficiaries shall have no preferred claim on, or any beneficial ownership interest in, any assets of the Trust. Any rights created under the Plan and this Trust Agreement shall be mere unsecured contractual rights of Plan participants and their beneficiaries against Company. Any assets held by the Trust shall be subject to the claims of Company's general creditors under federal and state law in the event of Insolvency, as defined in Section 3.1.

           1.5 Additional Deposits. Company, in its sole discretion, may at any time, or from time to time, make additional deposits of cash or other property in trust with Trustee to augment the principal to be held, administered and disposed of by Trustee as provided in this Trust Agreement. Neither Trustee nor any Plan participant or beneficiary shall have any right to compel such additional deposits.


     ARTICLE II

     PAYMENTS TO PLAN PARTICIPANTS AND BENEFICIARIES.

           2.1 Payment Schedule. Company shall deliver to Trustee a schedule ("Payment Schedule") that indicates the amounts payable in respect of each Plan participant and his or her beneficiaries, that provides a formula or other instructions acceptable to Trustee for determining the amounts so payable, the form in which such amount is to be paid (as provided for or available under the Plan), and the time of commencement for payment of such amounts. Except as otherwise provided herein, Trustee shall make payments to the Plan participants and their beneficiaries in accordance with such Payment Schedule. The Trustee shall make provision for the reporting and withholding of any federal, state or local taxes that may be required to be withheld with respect to the payment of benefits pursuant to the terms of the Plan and shall pay amounts withheld to the appropriate taxing authorities or determine that such amounts have been reported, withheld and paid by Company.

           2.2 Entitlement to Benefits. The entitlement of a Plan participant or his or her beneficiaries to benefits under the Plan shall be determined by Company or such party as it shall designate under the Plan, and any claim for such benefits shall be considered and reviewed under the procedures set out in the Plan.

           2.3 Payment of Benefits. Company may make payment of benefits directly to Plan participants or their beneficiaries as they become due under the terms of the Plan. Company shall notify Trustee of its decision to make payment of benefits directly prior to the time amounts are payable to participants or their beneficiaries. In addition, if the principal of the Trust, and any earnings thereon, are not sufficient to make payments of benefits in accordance with the terms of the Plan, Company shall make the balance of each such payment as it falls due. Trustee shall notify Company where principal and earnings are not sufficient.


     ARTICLE III

     TRUSTEE'S RESPONSIBILITY UPON COMPANY'S INSOLVENCY.

           3.1 Cessation of Payment. Trustee shall cease payment of benefits to Plan participants and their beneficiaries if the Company is Insolvent. Company shall be considered "Insolvent" for purposes of this Trust Agreement if (a) Company is unable to pay its debts as they become due, or (b) Company is subject to a pending proceeding as a debtor under the United States Bankruptcy Code.

           3.2 Assets Subject to Claims. At all times during the continuance of this Trust, the principal and income of the Trust shall be subject to claims of general creditors of Company under federal and state law set forth below.

              3.2.1 Notice of Insolvency. The Board of Directors and the Chief Executive Officer of Company shall have the duty to inform Trustee in writing of Company's Insolvency. If a person claiming to be a creditor of Company alleges in writing to Trustee that Company has become Insolvent, Trustee shall determine whether Company is Insolvent and, pending such determination, Trustee shall discontinue payment of benefits to Plan participants or their beneficiaries.

              3.2.2 Duty of Inquiry. Unless Trustee has actual knowledge of Company's Insolvency, or has received notice from Company or a person claiming to be a creditor alleging that Company is Insolvent, Trustee shall have no duty to inquire whether Company is Insolvent. Trustee may in all events rely on such evidence concerning Company's solvency as may be furnished to Trustee and that provides Trustee with a reasonable basis for making a determination concerning Company's solvency.

              3.2.3 Discontinuance of Benefits. If at any time Trustee has determined that Company is Insolvent, Trustee shall discontinue payments to Plan participants or their beneficiaries and shall hold the assets of the Trust for the benefit of Company's general creditors. Nothing in this Trust Agreement shall in any way diminish any rights of Plan participants or their beneficiaries to pursue their rights as general creditors of Company with respect to benefits due under the Plan or otherwise.

              3.2.4 Resumption of Benefits. Trustee shall resume the payment of benefits to Plan participants or their beneficiaries in accordance with Article II of this Trust Agreement only after Trustee has determined that Company is not Insolvent or is no longer Insolvent.

           3.3 Continuation of Payments. Provided that there are sufficient assets, if Trustee discontinues the payment of benefits from the Trust pursuant to Section 3.2 hereof and subsequently resumes such payments, the first payment following such discontinuance shall include the aggregate amount of all payments due to Plan participants or their beneficiaries under the terms of the Plan for the period of such discontinuance, less the aggregate amount of any payments made to Plan participants or their beneficiaries by Company in lieu of the payments provided for hereunder during any such period of discontinuance.


     ARTICLE IV

     INVESTMENT AUTHORITY

           4.1 Reversion of Assets. Except as provided in Article III hereof, Company shall have no right or power to direct Trustee to return to Company or to divert to others any of the Trust assets before all payment of benefits have been made to Plan participants and their beneficiaries pursuant to the terms of the Plan.

           4.2 Securities. In no event may Trustee invest in securities (including stock or rights to acquire stock) or obligations issued by Company, other than a de minimis amount held in common investment vehicles in which Trustee invests. All rights associated with assets of the Trust shall be exercised by Trustee or the person designated by Trustee, and shall in no event be exercisable by or rest with Plan participants.

           4.3 Income Accumulation. During the term of this Trust, all income received by the Trust, net of expenses and taxes, shall be accumulated and reinvested.

           4.4 Accounting. Trustee shall keep accurate and detailed records of all investments, receipts, disbursements, and all other transactions required to be made, including such specific records as shall be agreed upon in writing between Company and Trustee. Within 60 days following the close of each calendar year and within 60 days after the removal or resignation of Trustee, Trustee shall deliver to Company a written account of its administration of the Trust during such year or during the period from the close of the last preceding year to the date of such removal or resignation, setting forth all investments, receipts, disbursements and other transactions effected by it, including a description of all securities and investments purchased and sold with the cost or net proceeds of such purchases or sales (accrued interest paid or receivable being shown separately), and showing all cash, securities and other property held in the Trust at the end of such year or as of the date of such removal or resignation, as the case may be.


     ARTICLE V

     RESPONSIBILITY OF TRUSTEE

           5.1 Fiduciary Standard. Trustee shall act with the care, skill, prudence and diligence under the circumstances then prevailing that a prudent person acting in like capacity and familiar with such matters would use in the conduct of an enterprise of a like character and with like aims, provided, however, that Trustee shall incur no liability to any person for any action taken pursuant to a direction, request or approval given by Company which is contemplated by, and in conformity with, the terms of the Plan or this Trust and is given in writing by Company. In the event of a dispute between Company and a party, Trustee may apply to a court of competent jurisdiction to resolve the dispute.

           5.2 Indemnification. If Trustee undertakes or defends any litigation arising in connection with this Trust, Company agrees to indemnify Trustee against Trustee's costs, expenses and liabilities (including, without limitation, attorneys' fees and expenses) relating thereto and to be primarily liable for such payments. If Company does not pay such costs, expenses and liabilities in a reasonably timely manner, Trustee may obtain payment from the Trust.

           5.3 Consultation. Trustee may consult with legal counsel (who may also be counsel for Company generally) with respect to any of its duties or obligations hereunder.

           5.4 Hiring of Professionals. Trustee may hire agents, accountants, actuaries, investment advisors, financial consultants or other professionals to assist it in performing any of its duties or obligations hereunder.

           5.5 Powers. Trustee shall have, without exclusion, all powers conferred on Trustees by applicable law, unless expressly provided otherwise herein, provided, however, that if an insurance policy is held as an asset of the Trust, Trustee shall have no power to name a beneficiary of the policy other than the Trust, to assign the policy (as distinct from conversion of the policy to a different form) other than to a successor Trustee, or to loan to any person the proceeds of any borrowing against such policy.

           5.6 Other Business. Notwithstanding any powers granted to Trustee pursuant to this Trust Agreement or applicable law, Trustee shall not have any power that could give this Trust the objective of carrying on a business and dividing the gains therefrom, within the meaning of Section 301.7701-2 of the Procedure and Administrative Regulations promulgated pursuant to the Code.

           5.7 Fees and Expenses. Company shall pay all administrative and Trustee's fees and expenses. If not so paid, the fees and expenses shall be paid from the Trust.


     ARTICLE VI

     RESIGNATION, REMOVAL AND SUCCESSION OF TRUSTEE

           6.1 Resignation. Trustee may resign at any time by written notice to Company, which shall be effective 30 days after receipt of such notice unless Company and Trustee agree otherwise.

           6.2 Removal. Trustee may be removed by Company on 30 days notice or upon shorter notice accepted by Trustee.

           6.3 Change of Control. Upon a Change of Control, as defined herein, Trustee may not be removed by Company for 3 years.

           6.4 Successor Trustee. If Trustee resigns or is removed within 3 years of a Change of Control, as defined herein, Trustee shall select a successor Trustee in accordance with the provisions of Section 6.8 hereof prior to the effective date of Trustee's resignation or removal.

           6.5 Transfer of Assets. Upon resignation or removal of Trustee and appointment of a successor Trustee, all assets shall subsequently be transferred to the successor Trustee. The transfer shall be completed within 30 days after receipt of notice of resignation, removal or transfer, unless Company extends the time limit.

           6.6 Court Appointed Trustee. If Trustee resigns or is removed, a successor shall be appointed, in accordance with Sections 6.7 through 6.9 hereof, by the effective date of resignation or removal under Section 6.1 or
6.2. If no such appointment has been made, Trustee may apply to a court of competent jurisdiction for appointment of a successor or for instructions. All expenses of Trustee in connection with the proceeding shall be allowed as administrative expenses of the Trust.

           6.7 Appointment of Successor by Company. If Trustee resigns or is removed in accordance with Section 6.1 or 6.2 hereof, Company may appoint any third party, such as a bank trust department or other party that may be granted corporate trustee powers under state law, as a successor to replace Trustee upon resignation or removal. The appointment shall be effective when accepted in writing by the new Trustee, who shall have all of the rights and powers of the former Trustee, including ownership rights in the Trust assets. The former Trustee shall execute any instrument necessary or reasonably requested by Company or the successor Trustee to evidence the transfer.

           6.8 Appointment of Successor by Trustee. If Trustee resigns or is removed pursuant to the provisions of Section 6.4 hereof and selects a successor Trustee, Trustee may appoint any third party such as a bank trust department or other party that may be granted corporate trustee powers under state law. The appointment of a successor Trustee shall be effective when accepted in writing by the new Trustee. The new Trustee shall have all the rights and powers of the former Trustee, including ownership rights in Trust assets. The former Trustee shall execute any instrument necessary or reasonably requested by the successor Trustee to evidence the transfer.

           6.9 Indemnification of Successor Trustee. The successor Trustee need not examine the records and acts of any prior Trustee and may retain or dispose of existing Trust assets, subject to Section 4.4 and Article V hereof. The successor Trustee shall not be responsible for and Company shall indemnify and defend the successor Trustee from any claim or liability resulting from any action or inaction of any prior Trustee or from any other past event, or any condition existing at the time it becomes successor Trustee.


     ARTICLE VII

     AMENDMENT OR TERMINATION

           7.1 Amendment. This Trust Agreement may be amended by a written instrument executed by Trustee and Company. Notwithstanding the foregoing, no such amendment shall conflict with the terms of the Plan or shall make the Trust revocable after it has become irrevocable in accordance with Section 1.2 hereof.

           7.2 Termination. The Trust shall not terminate until the date on which Plan participants and their beneficiaries are no longer entitled to benefits pursuant to the terms of the Plan. Upon termination of the Trust any assets remaining in the Trust shall be returned to Company.

         Termination with Approval of Participants. Upon written approval any Participants or Participant's beneficiaries entitled to payment of benefits pursuant to the terms of the Plan, Company may terminate this Trust as to such Participant prior to the time all benefit payments under the Plan have been made. All assets in the Trust held for the benefit of such Participant at termination shall be returned to Company.


     ARTICLE VIII

     MISCELLANEOUS

           8.1 Severability. Any provision of this Trust Agreement prohibited by law shall be ineffective to the extent of any such prohibition, without invalidating the remaining provisions hereof.

           8.2 Assignment of Benefits. Benefits payable to Plan participants and their beneficiaries under this Trust Agreement may not be anticipated, assigned, either at law or in equity, alienated, pledged, encumbered or subjected to attachment, garnishment, levy, execution or other legal or equitable process.

           8.3 Governing Law. This Trust Agreement shall be governed by and construed in accordance with the laws of Oklahoma.

           8.4 Change of Control. For purposes of this Trust, Change of Control shall mean:

                (i) the date any entity or person, including a group as defined in Section 13(d)(iii) of the Securities Exchange Act of 1934 shall become the beneficial owner of, or shall have obtained voting control over, 25 percent or more of the outstanding common shares of the Company;

               (ii) the date the shareholders of the Company approve a definitive agreement (a) to merge or consolidate the Company with or into another corporation, in which the Company is not the continuing or surviving corporation or pursuant to which any common shares of the Company would be converted into cash, securities or other property of another corporation, other than a merger of the Company in which holders of common shares immediately prior to the merger have the same proportionate interest of common stock of the surviving corporation immediately after the merger as immediately before, or (b) to sell or otherwise dispose of substantially all of the assets of the Company; or

              (iii) the date there shall have been change in a majority of the Board of the Company within a 12 month period unless the nomination of each new director was approved by the vote of two-thirds (2/3) of directors then still in office who were in office at the beginning of the 12 month period.

           8.5     Effective Date.  The effective date of this Trust Agreement shall be
               , 19     .


                              TRUSTEE

                              LIBERTY BANK AND TRUST COMPANY
                                 OF OKLAHOMA CITY, NATIONAL
                                 ASSOCIATION


                              By:

                                 Authorized Officer


                              COMPANY

                              LIBERTY BANCORP, INC.


                              By:

                                 Authorized Officer



EXHIBIT 24.1
Consent of Independent Public Accountants

     As independent public accountants, we hereby consent to the incorporation of our report dated January 21, 1994, included in this Form 10-K for the year ended December 31, 1993, into Liberty Bancorp, Inc.'s previously filed registration statements No. 33-28760, Profit Sharing, Salary Deferral and Employee Stock Ownership Plan and Trust Agreement; No. 33-48170, 1990 Stock Option Plan of Liberty Bancorp, Inc. and No. 33-62814, Form S-3.


                                          ARTHUR ANDERSEN & CO.

Oklahoma City, Oklahoma,
March 30, 1994



EXHIBIT 24.2
Consent of Independent Auditors

     We consent to the incorporation by reference in the Registration Statement (Form S-3, No. 33-62814) of Liberty Bancorp, Inc. and in the related Prospectus and the Registration Statements pertaining to the Liberty Bancorp, Inc. Profit Sharing, Salary Deferral and Employee Stock Ownership Plan and Trust Agreement (Form S-8 No. 33-28760) and to the 1990 Stock Option Plan of Liberty Bancorp, Inc. (Form S-8 No. 33-48170) of our report dated January 21, 1994 with respect to the consolidated financial statements of Liberty Mortgage Company (not presented separately herein) included in the Annual Report (Form 10-K) of Liberty Bancorp, Inc. for the year ended December 31, 1993.



                                       ERNST & YOUNG

Oklahoma City, Oklahoma
March 28, 1994




EXHIBIT 25
                                 POWER OF ATTORNEY

     The person whose signature appears below hereby appoints Mischa Gorkuscha and Kenneth R. Brown, and both of them, with full power to act alone, as attorney-in-fact to execute and fill in the name of and on behalf of Liberty Bancorp, Inc. ("Corporation"), and the person whose signature appears below, both individually and in the capacities indicated, the Corporation's Annual Report on Form 10-K for the fiscl year ended December 31, 1993 required under
Section 13 of the Securities Exchange Act of 1934, and any and all amendments thereto.

                 Dated this 23rd day of March, 1994

      Signature                                            Title
      ---------                                            -----


/s/Molly Shi Boren                                     Director
- ------------------------------
Molly Shi Boren



                                 POWER OF ATTORNEY

     The person whose signature appears below hereby appoints Mischa Gorkuscha and Kenneth R. Brown, and both of them, with full power to act alone, as attorney-in-fact to execute and fill in the name of and on behalf of Liberty Bancorp, Inc. ("Corporation"), and the person whose signature appears below, both individually and in the capacities indicated, the Corporation's Annual Report on Form 10-K for the fiscl year ended December 31, 1993 required under
Section 13 of the Securities Exchange Act of 1934, and any and all amendments thereto.

                 Dated this 23rd day of March, 1994

      Signature                                            Title
      ---------                                            -----


/s/Donald L. Brawner, M.D.                                Director
- ------------------------------
Donald L. Brawner, M.D.



                                 POWER OF ATTORNEY

     The person whose signature appears below hereby appoints Mischa Gorkuscha and Kenneth R. Brown, and both of them, with full power to act alone, as attorney-in-fact to execute and fill in the name of and on behalf of Liberty Bancorp, Inc. ("Corporation"), and the person whose signature appears below, both individually and in the capacities indicated, the Corporation's Annual Report on Form 10-K for the fiscl year ended December 31, 1993 required under
Section 13 of the Securities Exchange Act of 1934, and any and all amendments thereto.

                 Dated this 23rd day of March, 1994

      Signature                                            Title
      ---------                                            -----


/s/Robert S. Ellis, M.D.                                  Director
- ------------------------------
Robert S. Ellis, M.D.



                                 POWER OF ATTORNEY

     The person whose signature appears below hereby appoints Mischa Gorkuscha and Kenneth R. Brown, and both of them, with full power to act alone, as attorney-in-fact to execute and fill in the name of and on behalf of Liberty Bancorp, Inc. ("Corporation"), and the person whose signature appears below, both individually and in the capacities indicated, the Corporation's Annual Report on Form 10-K for the fiscl year ended December 31, 1993 required under
Section 13 of the Securities Exchange Act of 1934, and any and all amendments thereto.

                 Dated this 23rd day of March, 1994

      Signature                                            Title
      ---------                                            -----


/s/William J. Fischer, Jr.                                Director
- ------------------------------
William J. Fischer, Jr.



                                 POWER OF ATTORNEY

     The person whose signature appears below hereby appoints Mischa Gorkuscha and Kenneth R. Brown, and both of them, with full power to act alone, as attorney-in-fact to execute and fill in the name of and on behalf of Liberty Bancorp, Inc. ("Corporation"), and the person whose signature appears below, both individually and in the capacities indicated, the Corporation's Annual Report on Form 10-K for the fiscl year ended December 31, 1993 required under
Section 13 of the Securities Exchange Act of 1934, and any and all amendments thereto.

                 Dated this 23rd day of March, 1994

      Signature                                            Title
      ---------                                            -----


/s/C.W. Flint, Jr.                                        Director
- ------------------------------
C.W. Flint, Jr.



                                 POWER OF ATTORNEY

     The person whose signature appears below hereby appoints Mischa Gorkuscha and Kenneth R. Brown, and both of them, with full power to act alone, as attorney-in-fact to execute and fill in the name of and on behalf of Liberty Bancorp, Inc. ("Corporation"), and the person whose signature appears below, both individually and in the capacities indicated, the Corporation's Annual Report on Form 10-K for the fiscl year ended December 31, 1993 required under
Section 13 of the Securities Exchange Act of 1934, and any and all amendments thereto.

                 Dated this 23rd day of March, 1994

      Signature                                            Title
      ---------                                            -----


/s/James L. Hall, Jr.                                     Director
- ------------------------------
James L. Hall, Jr.



                                 POWER OF ATTORNEY

     The person whose signature appears below hereby appoints Mischa Gorkuscha and Kenneth R. Brown, and both of them, with full power to act alone, as attorney-in-fact to execute and fill in the name of and on behalf of Liberty Bancorp, Inc. ("Corporation"), and the person whose signature appears below, both individually and in the capacities indicated, the Corporation's Annual Report on Form 10-K for the fiscl year ended December 31, 1993 required under
Section 13 of the Securities Exchange Act of 1934, and any and all amendments thereto.

                 Dated this 23rd day of March, 1994

      Signature                                            Title
      ---------                                            -----


/s/Raymond H. Hefner, Jr.                                 Director
- ------------------------------
Raymond H. Hefner, Jr.



                                 POWER OF ATTORNEY

     The person whose signature appears below hereby appoints Mischa Gorkuscha and Kenneth R. Brown, and both of them, with full power to act alone, as attorney-in-fact to execute and fill in the name of and on behalf of Liberty Bancorp, Inc. ("Corporation"), and the person whose signature appears below, both individually and in the capacities indicated, the Corporation's Annual Report on Form 10-K for the fiscl year ended December 31, 1993 required under
Section 13 of the Securities Exchange Act of 1934, and any and all amendments thereto.

                 Dated this 23rd day of March, 1994

      Signature                                            Title
      ---------                                            -----


/s/Walter H. Helmerich, III                               Director
- ------------------------------
Walter H. Helmerich, III



                                 POWER OF ATTORNEY

     The person whose signature appears below hereby appoints Mischa Gorkuscha and Kenneth R. Brown, and both of them, with full power to act alone, as attorney-in-fact to execute and fill in the name of and on behalf of Liberty Bancorp, Inc. ("Corporation"), and the person whose signature appears below, both individually and in the capacities indicated, the Corporation's Annual Report on Form 10-K for the fiscl year ended December 31, 1993 required under
Section 13 of the Securities Exchange Act of 1934, and any and all amendments thereto.

                 Dated this 23rd day of March, 1994

      Signature                                            Title
      ---------                                            -----


/s/Joseph S. Jankowsky                                    Director
- ------------------------------
Joseph S. Jankowsky



                                 POWER OF ATTORNEY

     The person whose signature appears below hereby appoints Mischa Gorkuscha and Kenneth R. Brown, and both of them, with full power to act alone, as attorney-in-fact to execute and fill in the name of and on behalf of Liberty Bancorp, Inc. ("Corporation"), and the person whose signature appears below, both individually and in the capacities indicated, the Corporation's Annual Report on Form 10-K for the fiscl year ended December 31, 1993 required under
Section 13 of the Securities Exchange Act of 1934, and any and all amendments thereto.

                 Dated this 23rd day of March, 1994

      Signature                                            Title
      ---------                                            -----


/s/John E. Kirkpatrick                                    Director
- ------------------------------
John E. Kirkpatrick



                                 POWER OF ATTORNEY

     The person whose signature appears below hereby appoints Mischa Gorkuscha and Kenneth R. Brown, and both of them, with full power to act alone, as attorney-in-fact to execute and fill in the name of and on behalf of Liberty Bancorp, Inc. ("Corporation"), and the person whose signature appears below, both individually and in the capacities indicated, the Corporation's Annual Report on Form 10-K for the fiscl year ended December 31, 1993 required under
Section 13 of the Securities Exchange Act of 1934, and any and all amendments thereto.

                 Dated this 23rd day of March, 1994

      Signature                                            Title
      ---------                                            -----


/s/Edward C. Lawson Jr.                                   Director
- ------------------------------
Edward C. Lawson Jr.



                                 POWER OF ATTORNEY

     The person whose signature appears below hereby appoints Mischa Gorkuscha and Kenneth R. Brown, and both of them, with full power to act alone, as attorney-in-fact to execute and fill in the name of and on behalf of Liberty Bancorp, Inc. ("Corporation"), and the person whose signature appears below, both individually and in the capacities indicated, the Corporation's Annual Report on Form 10-K for the fiscl year ended December 31, 1993 required under
Section 13 of the Securities Exchange Act of 1934, and any and all amendments thereto.

                 Dated this 23rd day of March, 1994

      Signature                                            Title
      ---------                                            -----


/s/Herb Mee, Jr.                                          Director
- ------------------------------
Herb Mee, Jr.



                                 POWER OF ATTORNEY

     The person whose signature appears below hereby appoints Mischa Gorkuscha and Kenneth R. Brown, and both of them, with full power to act alone, as attorney-in-fact to execute and fill in the name of and on behalf of Liberty Bancorp, Inc. ("Corporation"), and the person whose signature appears below, both individually and in the capacities indicated, the Corporation's Annual Report on Form 10-K for the fiscl year ended December 31, 1993 required under
Section 13 of the Securities Exchange Act of 1934, and any and all amendments thereto.

                 Dated this 23rd day of March, 1994

      Signature                                            Title
      ---------                                            -----


/s/William G. Paul                                        Director
- ------------------------------
William G. Paul



                                 POWER OF ATTORNEY

     The person whose signature appears below hereby appoints Mischa Gorkuscha and Kenneth R. Brown, and both of them, with full power to act alone, as attorney-in-fact to execute and fill in the name of and on behalf of Liberty Bancorp, Inc. ("Corporation"), and the person whose signature appears below, both individually and in the capacities indicated, the Corporation's Annual Report on Form 10-K for the fiscl year ended December 31, 1993 required under
Section 13 of the Securities Exchange Act of 1934, and any and all amendments thereto.

                 Dated this 23rd day of March, 1994

      Signature                                            Title
      ---------                                            -----


/s/W.N. Pirtle                                            Director
- ------------------------------
W.N. Pirtle



                                 POWER OF ATTORNEY

     The person whose signature appears below hereby appoints Mischa Gorkuscha and Kenneth R. Brown, and both of them, with full power to act alone, as attorney-in-fact to execute and fill in the name of and on behalf of Liberty Bancorp, Inc. ("Corporation"), and the person whose signature appears below, both individually and in the capacities indicated, the Corporation's Annual Report on Form 10-K for the fiscl year ended December 31, 1993 required under
Section 13 of the Securities Exchange Act of 1934, and any and all amendments thereto.

                 Dated this 23rd day of March, 1994

      Signature                                            Title
      ---------                                            -----


/s/V. Lee Powell                                          Director
- ------------------------------
V. Lee Powell



                                 POWER OF ATTORNEY

     The person whose signature appears below hereby appoints Mischa Gorkuscha and Kenneth R. Brown, and both of them, with full power to act alone, as attorney-in-fact to execute and fill in the name of and on behalf of Liberty Bancorp, Inc. ("Corporation"), and the person whose signature appears below, both individually and in the capacities indicated, the Corporation's Annual Report on Form 10-K for the fiscl year ended December 31, 1993 required under
Section 13 of the Securities Exchange Act of 1934, and any and all amendments thereto.

                 Dated this 23rd day of March, 1994

      Signature                                            Title
      ---------                                            -----


/s/Jon R. Stuart                                          Director
- ------------------------------
Jon R. Stuart



                                 POWER OF ATTORNEY

     The person whose signature appears below hereby appoints Mischa Gorkuscha and Kenneth R. Brown, and both of them, with full power to act alone, as attorney-in-fact to execute and fill in the name of and on behalf of Liberty Bancorp, Inc. ("Corporation"), and the person whose signature appears below, both individually and in the capacities indicated, the Corporation's Annual Report on Form 10-K for the fiscl year ended December 31, 1993 required under
Section 13 of the Securities Exchange Act of 1934, and any and all amendments thereto.

                 Dated this 23rd day of March, 1994

      Signature                                            Title
      ---------                                            -----


/s/Robert E. Torray                                       Director
- ------------------------------
Robert E. Torray



                                 POWER OF ATTORNEY

     The person whose signature appears below hereby appoints Mischa Gorkuscha and Kenneth R. Brown, and both of them, with full power to act alone, as attorney-in-fact to execute and fill in the name of and on behalf of Liberty Bancorp, Inc. ("Corporation"), and the person whose signature appears below, both individually and in the capacities indicated, the Corporation's Annual Report on Form 10-K for the fiscl year ended December 31, 1993 required under
Section 13 of the Securities Exchange Act of 1934, and any and all amendments thereto.

                 Dated this 23rd day of March, 1994

      Signature                                            Title
      ---------                                            -----


/s/John S. Zink                                           Director
- ------------------------------
John S. Zink