Form 10-Q
period 1994-03-31
LIBERTY BANCORP INC /OK/
filed 1994-05-16
CIK 737287

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   March 31, 1994

OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                       Outstanding as of May 15, 1994
            -----                     -----------------------------------
         Common Stock                              9,483,470






                     LIBERTY BANCORP, INC.
                  FIRST QUARTER REPORT 1994

                           Contents
                            --------
                       Financial Highlights
                       Financial Review
                       Selected Statistical Information
                       Consolidated Financial Statements
                       Notes to Consolidated Financial
                         Statements
                       Other Information
                       Signatures



Financial Highlights                                      Liberty Bancorp, Inc.

- -------------------------------------------------------------------------------
(In thousands, except per share data)                         1994       1993
- -------------------------------------------------------------------------------
For the First Quarter
  Total Revenues                                         $   47,265 $   45,842
  Net Interest Income                                        19,236     18,219
  Provision for Loan Losses                                       _     (4,917)
  Trust Fees                                                  4,160      3,972
  Mortgage Banking Income                                     1,765      1,678
  Other Noninterest Income                                    8,882      8,101
  Noninterest Expense                                        28,225     28,393
  Cumulative Effect of Change in Accounting Principle             _     14,255
  Net Income                                                  4,952     21,698
  Per Share Data _ Primary and Fully-diluted
    Income Before Cumulative Effect of Change in
      Accounting Principle                                      .51        .77
    Net Income                                                  .51       2.25
    Cash Dividends Declared                                     .15          _
- -------------------------------------------------------------------------------
At March 31
  Loans                                                  $  979,300 $  735,673
  Earning Assets                                          2,230,206  1,926,031
  Assets                                                  2,740,134  2,417,820
Deposits                                                  2,201,625  1,974,020
  Total Shareholders' Investment                            225,065    208,551
  Book Value per Common Share                                 23.75      22.02
- -------------------------------------------------------------------------------
Average Year-to-Date Balances
  Earning Assets                                         $2,202,297 $2,012,640
  Assets                                                  2,598,036  2,383,330
  Deposits                                                2,116,371  1,915,072
  Total Shareholders' Investment                            229,016    188,592
- -------------------------------------------------------------------------------
Ratios
  Capital Ratios
    Leverage                                                   7.88%      8.64%
    Risk-based                                                15.15      21.16
  Average Shareholders' Investment as a % of
    Average Total Assets                                       8.81       7.91
  Average Earning Assets as a % of Average
    Total Assets                                              84.77      84.45
  Rate of Return, Before Cumulative Effect of
    Change in Accounting Principle, on
      Average Earning Assets                                    .91       1.50
      Average Total Assets                                      .77       1.27
      Average Total Shareholders' Investment                   8.77      16.01
  Rate of Return on
      Average Earning Assets                                    .91       4.37
      Average Total Assets                                      .77       3.69
      Average Total Shareholders' Investment                   8.77      46.66
  Dividend Payout Ratio                                       29.41          _
  Operating Efficiency Ratio                                  82.32      86.99
  Provision for Loan Losses as %
    of Average Loans                                              _       (.67)




FINANCIAL REVIEW                                         Liberty Bancorp, Inc.
- ------------------------------------------------------------------------------
     Liberty Bancorp, Inc. and its subsidiaries ("Liberty") provide a broad range of banking and financial services to meet the diverse needs of individual and corporate customers in the Oklahoma City and Tulsa metropolitan areas, Oklahoma and the Mid-America region. Liberty Bank and Trust Company of Oklahoma City, N.A. ("Liberty Oklahoma City") and Liberty Bank and Trust
Company of Tulsa, N.A. ("Liberty Tulsa") are Liberty's principal subsidiaries. Liberty Mortgage Company, a subsidiary of Liberty Oklahoma
City, engages in mortgage banking activities.

     Liberty has twenty eight full-service banking locations in Oklahoma from which it provides its financial services. These locations are in Oklahoma City, Tulsa, Edmond, Norman, Choctaw, Jenks, Harrah and Midwest City. In addition, it has three limited service detached drive-in facilities in Oklahoma City, Tulsa and Norman. Liberty Mortgage Company ("LMC") conducts residential mortgage operations from the main Liberty Oklahoma City location and two Liberty banking centers including one location in Oklahoma City and one in Tulsa. Commercial mortgage operations are available at the main bank location of Liberty Oklahoma City and an LMC branch in Tulsa.

     This Financial Review should be read in conjunction with the consolidated financial statements, notes to the consolidated financial statements and the supplemental statistical and financial data presented elsewhere in this report.

General Conditions and Performance Summary:
First Three Months of 1994 Compared to First Three Months of 1993

     For the first three months of 1994, Liberty reported net income of $5.0 million or $.51 per common share. This compares to net income of $21.7 million or $2.25 per common share for the first three months of 1993. Net income for the first three months of 1993 included the cumulative effect of a change in accounting for income taxes of $14.3 million. The first three months of 1993 also included a negative provision for loan losses of $4.9 million which was partially offset by provisions for losses on mortgage receivables in process of foreclosure and corporate risk reserves of $2.4 million. No comparable provisions were made during the first quarter of 1994. Excluding the effects of the change in accounting for income taxes and the net negative provisions, net income for the first quarter of 1993 was $4.9 million.

     Liberty's nonperforming loans at March 31, 1994, which are primarily nonaccrual loans, totaled $13.1 million compared to $13.5 million at December 31, 1993 and $13.7 million at March 31, 1993. Other real estate and assets owned ("OREO"), net of reserves, decreased to $8.9 million at March 31, 1994, compared to $10.8 million at December 31, 1993, and $14.3 million at March 31, 1993. The continuing decrease in OREO is primarily due to real estate sales.

     No provisions for loan losses or losses on OREO were made during the first three months of 1994. This compares to negative provisions of $4.9 million for the same period in 1993. These provisions are discussed further in "Reserve for Loan Losses" and "Reserve for Other Real Estate and Assets Owned."

     During 1993 Liberty acquired Midwest National Bancshares, Inc., Tulbancorp, Inc. and The First National Bank of Jenks. These banking companies had respective assets of $38.6 million, $62.8 million and $33.4 million at the date of acquisition. These acquisitions were treated as poolings-of-interest. Since Midwest National Bancshares, Inc. and Tulbancorp, Inc. were acquired during the fourth quarter of 1993, the statements of condition and operations have been restated for all of that year.

Net Interest Income

     On a tax-equivalent basis, net interest income for the first three months of 1994 increased $1.0 million or 5.6% to $19.9 million from $18.8 million for the first three months of 1993. The tax equivalent net interest margin was
3.7% for the first three months of 1994 compared to 3.8% for the same   period
in 1993. The decrease in net interest margin is the result of continued declines in yields. While interest rates have generally increased during the first quarter of 1994, only federal funds, due to their short-term nature, reflect this increase.

     Tax-equivalent interest income amounted to $33.1 million for the first three months of 1994 compared to $32.7 million in the same period of 1993. Total average earning assets increased 9.4%, while the average yield on earning assets declined to 6.1% from 6.6%. Yields have decreased in all areas except federal funds sold, with the yield on securities decreasing from 6.3% to 5.2% as a result of purchases in a low rate environment and paydowns in 1994 of approximately $47.7 million in higher yielding mortgage-backed securities resulting in a net interest income reduction of $337 thousand.

      Total interest expense amounted to $13.2 million for the first three months of 1994 compared to $13.9 million for the first three months of 1993. The cost of funds declined to 3.2% for the first three months of 1994 compared to 3.6% for the same period in 1993. The decreased level of interest expense is primarily due to lower interest rates as significant levels of bank certificate of deposit maturities have moved into savings and money market ac-counts or shorter-term and lower-rate certificates.

Noninterest Income

     Noninterest income for the first three months of 1994 increased $1.1 million or 7.7% from the first three months of 1993. Service charges on deposits increased $827 thousand or 27.2%. Of this increase, $273 thousand is attributable to service charges on deposits of banks acquired, accounted for as a purchase, during the last nine months of 1993. As a result of poor market conditions, trading account profits decreased $277 thousand or 19.2%. Net securities gains totaled $388 thousand compared to net losses of $66 thousand in 1993. Other noninterest income decreased $407 thousand or 12.4% due in part to recoveries in the first quarter of 1993 on certain assets written down in prior periods.

Noninterest Expense

     Noninterest expense (excluding net income from the operation of OREO, which is discussed separately below in "Reserve for Other Real Estate and Assets Owned") decreased $296 thousand or 1.0% to $29.0 million for the first three months of 1994 compared to $29.3 million for the same period one year ago. A significant decrease was in other noninterest expense which decreased $2.1 million or 40.5%, primarily as a result of provisions in 1993 for losses on mortgage receivables in process of foreclosure and other corporate risk reserves. Decreases in expenses, in most categories, is offset by $1.0 million of costs attributable to acquired banks and affects several expense categories.

     Salaries and employee benefits increased $1.1 million or 8.4% from the first three months of 1993. Other than base salary increases, 1994 includes $438 million in salary and benefits for employees of new banking center locations. Equipment expense increased $406 thousand or 22.8% primarily due to increased depreciation on new data processing and other equipment.

Income Taxes

     Liberty recorded $866 thousand in income tax expense for the first three months of 1994 compared with $1.1 million during the same period of 1993.

     Liberty also adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109") in the first quarter of 1993. This standard required, among other things, recognition of future tax benefits, measured by enacted tax rates, attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. Similarly, future tax liabilities were also required to be recognized. The adoption of SFAS No. 109 resulted in a net deferred asset and related benefit of $14.3 million or $1.48 per share on January 1, 1993. This change is reflected on the income statement as a cumulative effect of change in accounting principle.

Credit Risk Management

     Nonperforming assets include nonperforming loans and other real estate and assets owned net of reserves. Total nonperforming assets have decreased $2.2 million or 9.1% since year-end 1993. The level at March 31, 1994 of $22.1 million is $5.9 million or 21.1% less than the $28.0 million of nonperforming assets one year ago. The decreasing level of nonperforming assets is shown for the previous five quarters in the following table:

- ------------------------------------------------------------------------------
Nonperforming Assets
- ------------------------------------------------------------------------------
                                  3/31/94  12/31/93  9/30/93  6/30/93  3/31/93
- ------------------------------------------------------------------------------
Nonperforming loans and other
  real estate and assets owned,
  gross, as a % of
    Total loans and other real
      estate and assets owned      2.43%    2.82%    3.29%    3.94%    4.38%
    Total assets                    .88%    1.01%    1.06%    1.26%    1.37%

     The following sections provide additional information concerning loan concentrations, nonperforming loans, reserve for loan losses, other real estate and assets owned and the reserve for other real estate and assets owned.

Loan Concentrations

     Loan concentrations are an important factor in the assessment of risk in the loan portfolio. The percentage composition of the loan portfolio for the last five quarters is reflected in the following table:

- ------------------------------------------------------------------------------
Loan Portfolio
- ------------------------------------------------------------------------------
                                  3/31/94  12/31/93  9/30/93  6/30/93  3/31/93
- ------------------------------------------------------------------------------
Commercial                         39.6 %    40.8 %   41.9 %   42.3 %   40.7 %
Energy                              5.8       6.1      7.4      7.9      7.8
Real estate - construction          9.4       9.1     10.7     10.1     10.2
Real estate - mortgage             21.9      21.3     20.6     21.2     22.1
Correspondent and regional          1.9       1.8      2.4      2.6      2.2
Personal                           21.4      20.9     17.0     15.9     17.0

     Loans not expected or intended to be held until maturity are termed "held for sale." These loans are carried at the lower of cost or estimated market value and any adjustments are reflected as a reduction of noninterest income. At March 31, 1994, these loans, primiarily residential real estate mortgage loans, totaled $25.5 million compared to $26.5 million at December 31, 1993 and $14.3 million at March 31, 1993.

Nonperforming Loans

     Nonperforming loans decreased by $304 thousand or 2.3% since December 31, 1993 and decreased by $513 thousand or 3.8% from one year earlier. Of the nonperforming loans at March 31, 1994, 62.2% were real estate-related.

     Nonperforming loans for the past five quarters are shown in the following table:

- ------------------------------------------------------------------------------
Nonperforming Loans
- ------------------------------------------------------------------------------
(In thousands)                    3/31/94  12/31/93  9/30/93  6/30/93  3/31/93
- ------------------------------------------------------------------------------
  Nonaccrual                      $11,173   $10,138  $11,685  $12,743  $13,027
  Restructured                          _         _        _        _        -
  Past due 90 days or more          1,974     3,313    1,300    2,936      633
- ------------------------------------------------------------------------------
    Total nonperforming loans     $13,147   $13,451  $12,985  $15,679  $13,660
==============================================================================
  Nonperforming loans as a %
    of total loans                  1.34%     1.44%    1.57%    1.97%    1.86%
==============================================================================


- ------------------------------------------------------------------------------
Analysis of Nonperforming Loans by Type
- ------------------------------------------------------------------------------
(In thousands)                    3/31/94  12/31/93  9/30/93  6/30/93  3/31/93
- ------------------------------------------------------------------------------
  Commercial and other             $3,313    $3,604   $3,180   $4,349   $1,894
  Energy                              449       632      543      846      725
  Real estate                       2,938     3,236    2,290    2,483    2,810
  Real estate - mortgage            5,244     5,135    6,176    7,303    7,627
  Correspondent and regional            _         _        _        _        _
  Personal                          1,203       844      796      698      604
- ------------------------------------------------------------------------------
    Total nonperforming loans     $13,147   $13,451  $12,985  $15,679  $13,660
==============================================================================


     The following table reflects the levels of performance of nonaccrual loans as of March 31, 1994:
- --------------------------------------------------------------------------
                                             Contractual          Carrying
 (In thousands)                                 Balance            Balance
- --------------------------------------------------------------------------
Contractually current                           $8,080             $6,244
Contractually past due -
  with substantial performance                     811                526
  with limited performance                         661                557
  with no performance                            3,957              3,846
- --------------------------------------------------------------------------
    Total nonaccrual loans                     $13,509            $11,173
==========================================================================

     In the above table, substantial performance is defined as loans that have met at least 85% of contractual payments during the past twelve months. Limited performance includes those loans on which any payments have been made during the year. The gross interest income from nonaccrual and restructured loans _ had they been performing in accordance with their original terms _ would have been approximately $332 thousand and $300 thousand for the three months ended March 31, 1994 and 1993, respectively. Payments received on a particular nonaccrual loan are generally applied to any principal balance be-fore interest income is recorded. The amount of interest from these nonaccrual and restructured loans included in interest income was approximately $37 thousand and $13 thousand for the first three months of 1994 and 1993, respectively.

     "Potential problem loans" are those loans which, although currently performing, have credit weaknesses such that management has serious doubts as to the borrowers' future ability to comply with present terms, and thus may
result in a change to nonperforming status.  Management has   identified,
through internal credit ratings, certain performing loans which demonstrate some deterioration in credit quality and, accordingly, are monitored more carefully. At March 31, 1994, these loans totaled $15.5 million, compared to $17.0 million at December 31, 1993 and $5.0 million at March 31, 1993. Of these amounts, approximately $99 thousand, $98 thousand and $356 thousand represented letters of credit and unfunded loan commitments at March 31, 1994, December 31, 1993, and March 31, 1993, respectively. Exposure to loss of principal on such loans and commitments has been considered in the establishment of the reserve for loan losses.

Reserve for Loan Losses

     No provisions for loan losses were made during the first three months of 1994. Provisions during the first quarter of 1993 amounted to a negative $4.9 million. The negative provisions were made following discussions with regulators and an assessment to reduce the reserves to a level deemed appropriate for the anticipated inherent losses in the current loan portfolio

     The following table summarizes the reserve for loan loss activity for the first three months of 1994 and 1993:

- --------------------------------------------------------------
Reserve for Loan Losses
- --------------------------------------------------------------
(In thousands)                              1994       1993
- --------------------------------------------------------------
Balance at January 1                      $19,986     $25,581
Additions
  Recoveries                                  400         418
  Provisions                                    _      (4,917)
  Reserves of acquired banks                    _       1,241
Less _ Charge-offs                           (290)     (1,080)
- --------------------------------------------------------------
Balance at March 31                       $20,096     $21,243
==============================================================

     The level of the reserve for loan losses as compared to nonperforming loans and total loans is shown for the previous five quarters in the following table:
- ------------------------------------------------------------------------------
(Dollars in thousands)            3/31/94  12/31/93  9/30/93  6/30/93  3/31/93
- ------------------------------------------------------------------------------
Total nonperforming loans         $13,147   $13,451  $12,985  $15,679  $13,660
Reserve for loan losses            20,096    19,986   19,362   18,644   21,243
Reserve for loan losses as a
  % of nonperforming loans        152.86%   148.58%  149.11%  118.91%  155.51%
- ------------------------------------------------------------------------------
  Total loans                       2.05%     2.14%    2.34%    2.34%    2.89%
==============================================================================

Other Real Estate and Assets Owned

     Net OREO decreased $1.9 million or 17.5% since year-end 1993 and $5.4 million or 37.6% from March 31, 1993. These reductions have primarily been the result of sales. These levels are illustrated in the following five-quarter table:
- ------------------------------------------------------------------------------
Other Real Estate and Assets Owned by Type
- ------------------------------------------------------------------------------
(In thousands)                   3/31/94  12/31/93  9/30/93  6/30/93  3/31/93
- ------------------------------------------------------------------------------
  Land                            $7,347    $8,791  $10,015  $11,884  $13,975
  Commercial-office buildings
    and motels                     2,166     2,487    2,703    2,621    3,576
  Commercial-shopping centers          2       200      200        2        2
  Residential-single family        1,256     1,631    1,787    1,848    1,580
  Residential-multi-family             _         _        _        _       57
  Oil and gas properties               _         _        _        _      177
  Other                              163       256       36       17       11
- ------------------------------------------------------------------------------
Total Other Real Estate and
      Assets Owned                10,934    13,365   14,741   16,372   19,378
Less Reserve for  Losses on
  Other Real Estate and Assets
  Owned                           (1,986)   (2,521)  (3,468)  (4,816)  (5,048)
- ------------------------------------------------------------------------------
Other Real Estate and Assets
     Owned, Net                   $8,948   $10,844  $11,273  $11,556  $14,330
==============================================================================

     Net income from the operation of OREO, exclusive of the provision for losses, amounted to $751 thousand and $722 thousand for the first three months of 1994 and 1993, respectively. The results of the operation of OREO include operating income generated and gains from the sale of OREO properties, reduced by expenses related to the operation of OREO. Included in income from the operation of OREO for the three months ended March 31, 1994 are $799 thousand in gains from the sale of OREO and $921 thousand of gross income on OREO properties.

Reserve for Other Real Estate and Assets Owned

     No provisions were made to the reserve for OREO during the first three months of 1994. This compares to $25 thousand provided during the first three months of 1993. Total OREO reserves amounted to $2.0 million (18.2% of gross OREO carrying values) at March 31, 1994, compared to $2.5 million (18.9% of gross OREO carrying values) at December 31, 1993 and $5.0 million (28.2% of gross OREO carrying values) at March 31, 1993. OREO charge-offs (which include losses on sales and market value write-downs) for the first three months of 1994 amounted to $535 thousand compared to $220 thousand one year ago. The following table illustrates the changes in the reserve for the first three months of 1994 and 1993:

- ----------------------------------------------------------------------------
Reserve for Losses on Other Real Estate and Assets Owned
- ----------------------------------------------------------------------------
(In thousands)                                           1994         1993
- ----------------------------------------------------------------------------
Balance at January 1                                    $2,521       $5,001
Provisions for losses                                        _           25
Charge-offs                                               (535)        (220)
Reserves of acquired bank                                    _          242
- ----------------------------------------------------------------------------
Balance at March 31                                       $1,986     $5,048
============================================================================

Asset and Liability Management

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

     As a result of increased holdings of loans and marketable investment securities, Liberty was a net purchaser of federal funds, including net repurchase agreements, averaging $90.6 million for the first three months of 1994 compared to a seller of funds averaging $77.2 million for the same period in 1993.

     Liquidity is the ability to meet financial obligations for the payment of funds. Some of the sources of funds to provide liquidity include core deposits, large certificates of deposit, federal funds purchased from both upstream and downstream banks, sale of securities under agreements to repurchase, Treasury Tax and Loan accounts, investment securities held in the available-for sale account which can be sold or pledged for borrowing at the Federal Reserve discount window or the Federal Home Loan Bank and the availability of loans and investment securities held in the held-to-maturity account which can be pledged for borrowings at the Federal Reserve discount window or the Federal Home Loan Bank.

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

     The net interest margin of Liberty has been impacted by a decline in inter-est rates, as experienced in the past year, in two ways. First, because Liberty is liability sensitive, its liabilities reprice at the lower rates sooner than its assets. As such, the net interest margin is widened as liabilities are repriced or mature. However, the decline in liability rates, particularly in a lower rate environment, may not decrease as much as asset rates because there is a perceived level below which deposit rates likely will not fall. Liberty monitors its interest-sensitivity posture on a continuing basis to ensure that interest rate changes do not create a material adverse impact. Liberty also adjusts its asset and liability structures, to the extent possible, to allow for projected rate changes.


Capital Funds

     Equity capital as a percentage of total assets amounted to 8.2% at March 31, 1994 compared to 8.5% at December 31, 1993 and 8.6% at March 31, 1993.

     Capital adequacy is currently measured by banking regulators using various capital criteria and ratios under the heading of risk-based capital. Tier 1 capital for bank holding companies includes common equity and perpetual preferred stock (subject to certain limitations) minus intangible assets.
Tier 2 capital includes supplementary elements such as limited amounts of
reserve for loan losses,   perpetual preferred stock (in excess of Tier 1
limits), subordinated debt and other items. The leverage ratio, defined as Tier 1 capital divided by average adjusted total assets, limits the amount of leverage a bank can undertake because of the ratio's emphasis on equity or core capital. Liberty's leverage ratio was 7.88% on Tier 1 capital of $203.0 million at March 31, 1994 compared to 7.87% on $197.8 million at December 31, 1993 and 8.64% on $196.8 million at March 31, 1993. All but the most highly-rated banks are required to carry a minimum leverage ratio of 3% plus a cushion of 1 to 2%.

     The risk-based capital ratio, defined as total capital (Tier 1 plus Tier
2) divided by risk-weighted assets, is the regulators' other primary de-terminant of capital adequacy and was designed principally as a measure of
credit risk.  Banking organizations have been given a risk-based capital   ra-
tio requirement of 8%. The Federal Deposit Insurance Corporation assesses insurance premiums based in part on the level of capital with banks which are "well capitalized" paying assessments at lower rates. Liberty's and its subsidiary banks' capital ratios are significantly higher than the current guidelines and the subsidiary banks are "well capitalized" for deposit insurance assessment purposes. Liberty had a risk-based capital ratio at March 31, 1994 of 15.15%. This compares to 15.37% at December 31, 1993 and 21.16% at March 31, 1993. Liberty Oklahoma City and Liberty Tulsa had risk-based capital ratios at March 31, 1994 of 13.38% and 16.54%, respectively.

Parent Company Funding Sources and Dividends

     At March 31, 1994, the parent company had cash and interest-bearing deposits of $3.0 million compared to $6.2 million at year-end 1993 and $4.9 million at March 31, 1993. The primary changes in the funding position of the parent company since year-end 1993 were due to the repayment of intercompany accounts payable recorded at year-end, the payment of dividends and advances to subsidiaries offset by dividends received from subsidiary banks. The parent company's ability to fund various operating expenses and dividends is generally dependent on parent-only earning power, cash reserves and funds derived from its subsidiaries, principally Liberty Oklahoma City and Liberty Tulsa. These funds historically have been provided primarily by intercompany dividends and management fees. Management fees are generally limited to reimbursement of actual expenses. It is anticipated that the parent company's recurring cash sources will continue to include management fees from subsidiaries, proceeds from the sale of other assets (principally other real estate and assets owned) and retained rights to any gains from the sales of mortgage servicing and other assets. Dividends are paid by the subsidiary banks from time to time to support the parent company's activities. As of March 31, 1994 the ability of Liberty Oklahoma City and Liberty Tulsa to pay dividends without regulatory approval was limited to $32.4 million and $18.5 million, respectively.

     On February 18, 1994, Liberty paid a cash dividend of $.15 per share to shareholders of record as of February 4, 1994. This dividend totaled $1.4 million. No dividends were paid in the first quarter of 1993. It is expected that such cash dividends will continue if justified by Liberty's earnings and financial condition.

     In management's opinion, the parent company's current liquidity and cash sources are anticipated to be adequate to meet its obligations in the near term.



Selected Statistical Information                           Liberty Bancorp, Inc.

- --------------------------------------------------------------------------------
Consolidated Summary of Quarterly Financial Information
- --------------------------------------------------------------------------------
(In thousands, except per share data)
- --------------------------------------------------------------------------------
For  quarter ended                  3/31/94  12/31/93 9/30/93  6/30/93  3/31/93
- --------------------------------------------------------------------------------
Interest income                     $32,458  $34,015  $31,143  $31,152  $32,091
Interest income (tax equivalent)     33,088   34,603   31,702   31,722   32,694
Net interest income                  19,236   20,562   17,977   17,810   18,219
Provisions for loan losses                _      206       85   (2,737)  (4,917)
Trust fees                            4,160    3,715    3,975    3,846    3,972
Mortgage banking income               1,765    1,913    1,871    1,987    1,678
Other noninterest income              8,882   10,178    7,560    7,920    8,101
Noninterest expense                  28,225   36,410   26,828   27,097   28,393
Cumulative effect of change in
  accounting principle                    _        _        _        _   14,255
Net income                            4,952    6,262    3,428    5,144   21,698

Income per share
  Income before cumulative effect
  of change in accounting principle    $.51     $.64     $.35     $.53    $ .77
  Net income                            .51      .64      .35      .53     2.25

Common stock price range
  High                               $28.25   $34.00   $35.50   $34.25   $33.75
  Low                                 27.00    28.00    32.50    28.75    31.25
  Close                               27.75    28.00    35.50    32.75    33.75

At Quarter End
  Shares of Common Stock, net of treasury stock
    Outstanding                       9,478    9,478    9,478    9,477    9,470
    Fully-diluted                     9,780    9,775    9,782    9,774    9,760



Average Balances/Net Interest Margin/Rates (1)
- ----------------------------------------------------------------------------------------------------
First three months                                      1994                           1993
- ----------------------------------------------------------------------------------------------------
                                              Average          Average      Average          Average
(In thousands)                                Balance  Interest  Rate       Balance  Interest  Rate
- ----------------------------------------------------------------------------------------------------
Assets
Loans (2)                                   $  949,684  $17,248   7.37%   $  732,985  $14,329  7.93%
Investment securities (3)
  Taxable                                    1,157,164   14,261   5.00     1,023,023   15,672  6.21
  Nontaxable                                    53,431    1,214   9.21        53,900    1,134  8.53
Trading account securities                       3,820       55   5.84         4,025       62  6.25
- ------------------------------------------- ----------- -------- -------- ----------- ------- ------
Total securities                             1,214,415   15,530   5.19     1,080,948   16,868  6.33
Federal funds sold and securities
  purchased under agreements to
  resell and other                              38,198      310   3.29       198,707    1,497  3.06
- ------------------------------------------- ----------- -------- -------- ----------- ------- ------
Total earning assets                         2,202,297   33,088   6.09     2,012,640   32,694  6.59
Cash and due from banks-
  noninterest-bearing                          261,599                       267,747
Reserve for possible loan losses               (19,947)                      (26,369)
Other assets                                   154,087                       129,312
                                            ----------                    ----------
      Total assets                          $2,598,036                    $2,383,330
                                            ==========                    ==========

Liabilities and Shareholders' Investment
Interest-bearing deposits
  Savings and money market accounts         $  695,347   $4,205   2.45%   $  583,571  $ 3,891  2.70%
  Other time deposits                          756,534    7,214   3.87       738,092    7,974  4.38
- ------------------------------------------- ----------- -------- -------- ----------- ------- ------
  Total Interest-bearing Deposits            1,451,881   11,419   3.19     1,321,663   11,865  3.64
Federal funds purchased and securities
  securities sold under agreements
  to repurchase                                128,785      989   3.11       121,461      856  2.86
Other borrowings                                98,553      814   3.35       124,384      974  3.18
Long-term debt                                       _        _      _         9,077      177  7.91
- ------------------------------------------- ----------- -------- -------- ----------- ------- ------
      Total interest bearing liabilities      1,679,219  13,222   3.19     1,576,585   13,872  3.57
Demand deposits                                 664,490                      593,409
Other liabilities                                25,311                       24,744
Shareholders' investment                        229,016                      188,592
                                             ----------                   ----------
      Total liabilities and shareholders'
        investment                           $2,598,036                   $2,383,330
                                             ==========                   ==========
Interest income/earning assets                          $33,088   6.09%               $32,694  6.59%
Interest expense/earning assets                          13,222   2.43                 13,872  2.80
                                                        -------   -----               -------  -----
Net interest margin                                     $19,866   3.66%               $18,822  3.79%
                                                        =======   =====               =======  =====

(1) Income and rates shown on a tax-equivalent basis have been computed based on the statutory rate of 35%.
(2) Includes nonaccrual loans.
(3) Includes available for sale securities at amortized cost for all years presented.




Consolidated Balance Sheet                                           Liberty Bancorp, Inc.
- -------------------------------------------------------------------------------------------
                                                       March 31,  December 31,   March 31,
(In thousands, except share data)                        1994         1993         1993
- -------------------------------------------------------------------------------------------
Assets
Cash and due from banks
  Noninterest-bearing                                 $  343,846  $   310,127  $   350,070
  Interest-bearing                                         1,830        2,587        5,338
Federal funds sold and securities purchased
  under agreements to resell                              77,270       24,565       20,592
Investment securities
  Trading                                                    708        1,891        2,511
  Available for sale                                     712,094      766,827       77,604
  Held to maturity                                       440,218      463,084    1,069,785
  Equity                                                  18,786       18,628       14,528
- ----------------------------------------------------- ----------- ------------ ------------
    Total securities                                   1,171,806    1,250,430    1,164,428
- ----------------------------------------------------- ----------- ------------ ------------
Loans                                                    979,300      936,000      735,673
  Less:  Reserve for loan losses                         (20,096)     (19,986)     (21,243)
- ----------------------------------------------------- ----------- ------------ ------------
    Loans, net                                           959,204      916,014      714,430
- ----------------------------------------------------- ----------- ------------ ------------

Other real estate and assets owned, net                    8,948       10,844       14,330
Property and equipment, net                               66,618       64,152       53,800
Accrued income receivable                                 23,787       23,675       19,937
Accounts receivable                                       41,780       17,639       32,676
Deferred tax asset, net                                   16,296       13,584       14,255
Other assets                                              28,749       26,159       27,964
- ----------------------------------------------------- ----------- ------------ ------------
    Total assets                                      $2,740,134   $2,659,776    2,417,820
===================================================== =========== ============ ============

Liabilities and Shareholders' Investment
Deposits
  Noninterest-bearing                                 $  727,695   $  689,227   $  628,733
  Interest-bearing                                     1,473,930    1,435,917    1,345,287
- ----------------------------------------------------- ----------- ------------ ------------
    Total deposits                                     2,201,625    2,125,144    1,974,020
Other borrowings
  Federal funds purchased and securities
    sold under agreements to repurchase                  106,459      116,486      108,402
  Other                                                  155,965      161,626       67,971
Accrued interest, expenses and taxes                      15,358       15,503       19,042
Accounts payable                                          31,462       11,621       30,834
Long-term notes                                                _            _        7,386
Other liabilities                                          4,200        2,151        1,614
- ----------------------------------------------------- ----------- ------------ ------------
    Total liabilities                                  2,515,069    2,432,531    2,209,269
- ----------------------------------------------------- ----------- ------------ ------------
Shareholders' Investment
Common stock ($.01 par value; 50,000,000
  shares authorized)                                          95           95           94
- ----------------------------------------------------
                     March 31, December 31, March 31,
                       1994        1993       1993
- ----------------------------------------------------
  Shares issued      9,478,177  9,477,870  9,470,375
  Shares outstanding 9,478,177  9,477,819  9,470,324
Capital surplus                                          211,703      211,708      211,536
Retained earnings (accumulated deficit)                   15,316       11,785         (347)
Treasury stock, at cost _ 51 common shares at
 December 31, 1993 and March 31, 1993.  There
 were no shares at March 31, 1994.                             _           (1)          (1)
Unrealized security gains, net of tax                        402        6,184            _
Deferred compensation                                     (2,451)      (2,526)      (2,731)
- ----------------------------------------------------- ----------- ------------ ------------
Total shareholders' investment                           225,065      227,245      208,551
- ----------------------------------------------------- ----------- ------------ ------------
Total liabilities and shareholders' investment        $2,740,134   $2,659,776   $2,417,820
===================================================== =========== ============ ============

The accompanying notes are an integral part of these consolidated financial statements.



Consolidated Statement of Income                          Liberty Bancorp, Inc.
- -------------------------------------------------------------------------------
First three months (In thousands, except per share data)
                                                       1994              1993
- -------------------------------------------------------------------------------
Interest Income
  Loans                                              $17,041           $14,135
  Investments
    Taxable                                           14,261            15,672
    Nontaxable                                           797               734
    Trading                                               49                53
  Federal funds sold and other                           310             1,497
- -------------------------------------------------------------------------------
      Total interest income                           32,458            32,091
- -------------------------------------------------------------------------------
Interest Expense
  Deposits                                            11,419            11,865
  Other borrowings                                     1,803             1,830
  Long-term notes                                          _               177
- -------------------------------------------------------------------------------
      Total interest expense                          13,222            13,872
- -------------------------------------------------------------------------------
Net Interest Income                                   19,236            18,219
Provision for loan losses                                  _            (4,917)
- -------------------------------------------------------------------------------
Net Interest Income After Provision for Loan Losses   19,236            23,136
- -------------------------------------------------------------------------------
Noninterest Income
  Trust fees                                           4,160             3,972
  Service charges on deposits                          3,869             3,042
  Mortgage banking income                              1,765             1,678
  Trading account profits and commissions              1,168             1,445
  Loan fees                                              577               393
  Net securities gains (losses)                          388               (66)
  Other                                                2,880             3,287
- -------------------------------------------------------------------------------
      Total noninterest income                        14,807            13,751
- -------------------------------------------------------------------------------
Noninterest Expense
  Salaries                                            11,243            10,449
  Employee benefits                                    2,671             2,386
  Equipment                                            2,185             1,779
  Professional and other services                      2,172             2,229
  Occupancy, net                                       2,132             1,972
  Data processing                                      1,542             1,497
  Printing, postage and supplies                       1,425             1,279
  Deposit insurance assessments                        1,077             1,121
  Advertising and business development                   835               698
  Amortization of intangibles, including
    purchased mortgage servicing rights                  655               757
  Net income from operation of other real estate
    and assets owned                                    (751)             (722)
  Other                                                3,039             4,948
- -------------------------------------------------------------------------------
      Total noninterest expense                       28,225            28,393
- -------------------------------------------------------------------------------
Income Before Provision for Income Taxes               5,818             8,494
Provision for income taxes                               866             1,051
- -------------------------------------------------------------------------------
Income Before Cumulative Effect of Change in
  Accounting Principle and Extraordinary Item          4,952             7,443
Cumulative effect of change in accounting principle        _            14,255
- -------------------------------------------------------------------------------
Net Income                                           $ 4,952           $21,698
===============================================================================
Income Per Share (Primary and Fully-Diluted)
  Income before cumulative effect of change in
    accounting principle                                $.51             $ .77
Cumulative effect of change in accounting principle        _              1.48
- -------------------------------------------------------------------------------
Net Income - Primary and Fully-Diluted                  $.51             $2.25
===============================================================================
The accompanying notes are an integral part of these consolidated financial statements.



Consolidated Statement of Shareholders' Investment                                                            Liberty Bancorp, Inc.
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                 Retained
                                                                 Earnings              Unrealized                      Total
                                            Common   Capital  (Accumulated   Treasury   Security     Deferred       Shareholders'
(Dollars in thousands)                      Stock    Surplus     Deficit)      Stock   Gains, Net   Compensation     Investment
- -----------------------------------------------------------------------------------------------------------------------------------
Balance January 1, 1993                      $88     $204,165   ($22,587)      ($1)     $     _      ($2,824)         $178,841
  Common stock issued in
    acquisitions (637,312 shares)              6        6,850        542         _            _            _             7,398
  Net income                                   _            _     21,698         _            _            _            21,698
  Amortization of deferred compensation        _            _          _         _            _           93                93
  Common stock issued to employee
    benefit plans (17,613 common shares)       _          521          _         _            _            _               521
- -------------------------------------------- ------- ---------- ------------ ---------- ------------ ---------------- -------------
Balance March 31, 1993                       $94     $211,536      ($347)     ($ 1)           _      ($2,731)         $208,551
============================================ ======= ========== ============ ========== ============ ================ =============


Balance January 1, 1994                      $95     $211,708    $11,785      ($ 1)      $6,184      ($2,526)         $227,245
  Net income                                   _            _      4,952         _            _            _             4,952
  Dividends paid ($.15 per share)              _            _     (1,421)        _            _            _            (1,421)
  Amortization of deferred compensation        _            _          _         _            _           75                75
  Unrealized losses on available for
    sale securities, net of tax                _            _          _         _       (5,782)           _            (5,782)
  Purchase of treasury stock (12,880 shares)   _            _          _      (356)           _            _              (356)
  Common and treasury stock issued
    to employee benefit plans (317 common
    shares and 12,931 treasury shares)         _           (5)         _       357            _            _               352
- -------------------------------------------- ------- ---------- ------------ ---------- ------------ ---------------- -------------
Balance March 31, 1994                       $95     $211,703    $15,316     $   _         $402      ($2,451)         $225,065
============================================ ======= ========== ============ ========== ============ ================ =============

The accompanying notes are an integral part of these consolidated financial statements.




- ------------------------------------------------------------------------------
Consolidated Statement of Cash Flows                     Liberty Bancorp, Inc.
- ------------------------------------------------------------------------------
First three months (In thousands)                         1994          1993
- ------------------------------------------------------------------------------
Cash provided (absorbed) by operating activities
Net income                                             $  4,952       $21,698
Adjustments to reconcile net income to net cash
  provided by provided by operating activities:
    Provisions for losses                                     _        (1,160)
    Cumulative effect of change in accounting principle       _       (14,255)
    Provision for income taxes                              866         1,051
    Depreciation and amortization                         2,059         2,159
    Net amortization of securities                        3,142         1,679
    Gain on sale of assets                               (2,449)       (1,862)
    Change in trading account securities                  3,457        (2,432)
    Loans made for purposes of resale                   (44,772)      (20,442)
    Proceeds from sale of loans held for resale          31,315        24,044
    Change in accrued income and accounts receivable     (3,390)       (7,024)
    Change in accrued interest, expenses and taxes,
      accounts payable and other liabilities             (1,836)       (2,603)
    Change in other assets                                  581         3,793
- ------------------------------------------------------------------------------
      Net cash provided (absorbed) by
        operating activities                             (6,075)        4,646
- ------------------------------------------------------------------------------

Cash provided (absorbed) by investing activities
  Maturities and paydowns on securities                  71,346        83,043
  Sales of securities                                   228,971        49,643
  Purchases of securities                              (237,812)     (253,233)
  Change in net loans made by bank subsidiaries         (27,230)       13,031
  Principal payments received on loans made by parent
    company and nonbank subsidiaries                      1,015           688
  Loans made to customers by nonbank subsidiaries        (2,515)            _
  Expenditures for property and equipment                (4,025)       (2,846)
  Proceeds from sale of property and equipment               12            23
  Sale proceeds and collections from other real estate
    and assets acquired in settlement of loans            2,694         2,064
  Cash and cash-equivalents received in financial
    institution acquisitons, net of consideration             _         9,814
  Purchases of mortgage servicing contracts                 (82)          (35)
- ------------------------------------------------------------------------------
     Net cash provided (absorbed) by
       investing activities                              32,374       (97,808)
- ------------------------------------------------------------------------------

Cash provided (absorbed) by financing activities
  Change in savings and demand deposits                  27,045       (58,091)
  Change in time deposits                                49,436         1,454
  Change in short-term borrowings                       (15,688)     (110,316)
 Payment on long-term notes                                   _          (159)
  Proceeds from issuance of common stock to
    employees' and shareholders' plans                      352           521
  Purchase of treasury stock                               (356)            -
  Dividends paid on common stock                         (1,421)            _
- ------------------------------------------------------------------------------
     Net cash provided (absorbed) by financing
         activities                                      59,368      (166,591)
- ------------------------------------------------------------------------------
     Net change in cash and cash-equivalents             85,667      (259,753)
     Cash and cash equivalents at December 31           337,279       635,753
- ------------------------------------------------------------------------------
     Cash and cash equivalents at March 31             $422,946      $376,000
==============================================================================

Interest paid during the first three months of 1994 and 1993 totaled
  $14,365,000 and $15,910,000, respectively.
No income taxes were paid in the first three months of 1994 or 1993.
Net transfers of loans to other real estate owned during the three months of
  1994 and 1993 totaled approximately ($96,000) and $378,000, respectively. Loans by Liberty to finance sales of other real estate and assets owned in the first three months of 1994 totaled $120,000.  No such loans were made in 1993.

The accompanying notes are an integral part of these consolidated financial statements.





NOTES TO CONSOLIDATED FINANCIAL STATEMENTS              Liberty Bancorp, Inc.
- ------------------------------------------------------------------------------

Note 1  Accounting Policies

     The condensed financial statements included herein have been prepared by Liberty Bancorp, Inc. ("Liberty") without audit, and include all adjustments which, in the opinion of management, are of a normal recurring nature and are necessary to present fairly the results of the interim periods, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. Certain reclassifications have been made to provide consistent financial statement classifications in the periods presented herein. Such re-classifications had no effect on net income or total assets.

     It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in Liberty's 1993 annual report on Form 10-K.


Note 2  Earnings Per Share

     Earnings per share are calculated using Liberty's weighted average common and common-equivalent shares (primarily stock options) outstanding during the periods. The weighted average number of shares used to compute primary and fully-diluted earnings per share are presented below.

- ------------------------------------------------------------------------
                                                     Three Months
                                                        Ended
- ------------------------------------------------------------------------
March 31 (In thousands)                           1994          1993
Weighted average shares outstanding
Primary                                          9,775         9,650
Fully-diluted                                    9,775         9,658

Note 3  Acquisitions

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

Poolings-of-Interests _ The following table presents the business combinations occurring during 1993 which have been accounted for as poolings-of-interests. A total of 637,312 shares of common stock were issued in connection with these business combinations. Adjustments to conform the acquired banks' accounting policies to those of Liberty were not material.

- --------------------------------------------------------
                                                 Assets
(In thousands)                                  Acquired
- --------------------------------------------------------
First National Bank of Jenks                   $  33,408
Midwest National Bank                             38,581
Bank of Tulsa                                     62,820
- --------------------------------------------------------
  Total                                         $134,809
========================================================

     The following table shows the effect of the three banks' prior results of operations for the first three months of 1993.

- ------------------------------------------------------------------------------
                                                        Pooled
(In thousands)                              Liberty      Banks        Combined
- ------------------------------------------------------------------------------
Interest income                             $30,167     $1,924         $32,091
Net interest income                          16,972      1,247          18,219
Cumulative effect of change in
accounting principle                         14,412       (157)         14,255
Net income                                   21,365        333          21,698


Note 4  Change in Accounting Principle _ Accounting for Income Taxes

     On January 1, 1993, Liberty adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). In accordance with this statement, Liberty recognized a net deferred tax asset reflecting the benefit expected to be realized from net deductible temporary differences of approximately $14.3 million which was accounted for as a cumulative effect of change in accounting principle.




Liberty Bancorp, Inc.
Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      LIBERTY BANCORP, INC.


                                      /S/ Mischa Gorkuscha
                                      Mischa Gorkuscha
                                      Senior Vice-President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)

Dated: May 16, 1994