Form 10-K/A
period 1993-12-31
LIBERTY BANCORP INC /OK/
filed 1994-06-29
CIK 737287

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-K/A
                                  Amendment 1
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                                             [FEE REQUIRED]
             For the fiscal year ended:  December 31, 1993
                                         -----------------

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



                               LIBERTY BANCORP, INC.
                                  AMENDMENT NO. 1
                                        TO
                   FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1993

     The undersigned registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1993 as set forth below and in the pages attached hereto.

     Part IV, Item 14 - "Exhibits, Financial Statement Schedules, and Reports of Form 8-K" is amended to add as Exhibit 29.1 the attached copy of the Annual Report on Form 11-K of Liberty Bancorp, Inc. Profit Sharing, Salary Deferral and Employee Stock Ownership Plan for the fiscal year ended December 31, 1993, which is filed as an exhibit hereto pursuant to Rule 15d-21 under the Securities Exchange Act of 1934. Item 14, as amended, is set forth in full below.

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

Exhibit No.                            Description
- - ------------------------------------------------------------------------------
3.1       Certificate of Incorporation of Liberty Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to Registrant's Form 8-B dated May 26,
          1992)
3.2       By-laws of Liberty Bancorp, Inc. (incorporated by reference to
          Exhibit 3.2 to Registrant's form 8-B dated May 26, 1992)
10.1 Copy of Lease Agreement between Liberty Bank and Trust Company of Oklahoma City, N.A. and Mid-America Plaza, Ltd. (incorporated by reference to Exhibit 9.75 to Liberty's Form 10-K for the year ended December 31, 1979)
10.2      Liberty Bancorp, Inc., 1990 Stock Option Plan, as amended
          (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-B dated May 26, 1992)
10.3      Copy of documents relating to Liberty Bancorp, Inc. Executive
          Mortgage Assistance Plan (incorporated by reference to Exhibit
          10.21 to Amendment No. 1 to Liberty's Registration Statement on Form S-14, Registration No. 2-87751)
10.4 Copy of Memorandum of Lease entered into December 14, 1977, between First Place Corporation and Liberty Tulsa (incorporated by reference to Exhibit 10.4 to Registrant's Form 10-K for the year ended
          December 31, 1990)
10.7      Option to Purchase Common Stock between Registrant and Frank X.
          Henke, III (incorporated by reference to Exhibit 10.16 to Amendment
          No. 1 to Registrant's Registration Statement on Form S-1,
          Registration No. 33-17239)
10.8      Management Incentive Bonus Plan (incorporated by reference to
          Exhibit 10.8 to Registrant's Form 10-K for the year ended December
          31, 1992)
10.9      Supplemental Executive Retirement Plan and Trust
22        Subsidiaries of Registrant (incorporated by reference to Exhibit 22 to Registrant's Form 10-K for the year ended December 31, 1992)
24.1      Consent of Arthur Andersen & Co.
24.2      Consent of Ernst & Young
25        Powers of Attorney
29.1 Annual Report on Form 11-K of Liberty Bancorp, Inc. Profit Sharing, Salary Deferral and Employee Stock Ownership Plan for the Year Ended December 31, 1993

- - -----------------------------------------------------------------------------
Liberty Bancorp, Inc. will furnish to any shareholder a copy of any of the above exhibits upon the payment of $.25 per page. Any request should be sent to Corporate Secretary, Liberty Bancorp, Inc., P.O. Box 25848, Oklahoma City, Oklahoma 73125.


                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

Liberty Bancorp, Inc.
(Registrant)

/s/Mischa Gorkuscha
- - --------------------------
By Mischa Gorkuscha, Senior Vice President and Chief Financial Officer


Date:  June 29, 1994




                     EXHIBIT INDEX

Exhibit No.                            Description
- - ------------------------------------------------------------------------------
 3.1      Certificate of Incorporation of Liberty Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to Registrant's Form 8-B dated May 26,
          1992)
 3.2      By-laws of Liberty Bancorp, Inc. (incorporated by reference to
          Exhibit 3.2 to Registrant's form 8-B dated May 26, 1992)
 10.1 Copy of Lease Agreement between Liberty Bank and Trust Company of Oklahoma City, N.A. and Mid-America Plaza, Ltd. (incorporated by reference to Exhibit 9.75 to Liberty's Form 10-K for the year ended December 31, 1979)
 10.2     Liberty Bancorp, Inc., 1990 Stock Option Plan, as amended
          (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-B dated May 26, 1992)
 10.3     Copy of documents relating to Liberty Bancorp, Inc. Executive
          Mortgage Assistance Plan (incorporated by reference to Exhibit
          10.21 to Amendment No. 1 to Liberty's Registration Statement on Form S-14, Registration No. 2-87751)
 10.4 Copy of Memorandum of Lease entered into December 14, 1977, between First Place Corporation and Liberty Tulsa (incorporated by reference to Exhibit 10.4 to Registrant's Form 10-K for the year ended
          December 31, 1990)
 10.7     Option to Purchase Common Stock between Registrant and Frank X.
          Henke, III (incorporated by reference to Exhibit 10.16 to Amendment
          No. 1 to Registrant's Registration Statement on Form S-1,
          Registration No. 33-17239)
 10.8     Management Incentive Bonus Plan (incorporated by reference to
          Exhibit 10.8 to Registrant's Form 10-K for the year ended December
          31, 1992)
*10.9     Supplemental Executive Retirement Plan and Trust
 22       Subsidiaries of Registrant (incorporated by reference to Exhibit 22 to Registrant's Form 10-K for the year ended December 31, 1992)
*24.1     Consent of Arthur Andersen & Co.
*24.2     Consent of Ernst & Young
*25       Powers of Attorney
**29.1 Annual Report on Form 11-K of Liberty Bancorp, Inc. Profit Sharing, Salary Deferral and Employee Stock Ownership Plan for the Year Ended December 31, 1993

*   Previously filed
**  Filed herewith






                                  EXHIBIT 29.1



                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                    FORM 11-K



[ X ]     ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934                                           [FEE REQUIRED]

          For the fiscal year ended December 31, 1993.


                                     OR


[   ]     TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934                         [NO FEE REQUIRED]

          For the period from              to                 .
                             --------------  -----------------

                         Commission File No. 0-12709


          A. Full title of the plan and the address of the plan, if different from that of the issuer named below:


                      LIBERTY BANCORP, INC. PROFIT SHARING,
               SALARY DEFERRAL AND EMPLOYEE STOCK OWNERSHIP PLAN


          B. Name of the issuer of the securities held pursuant to the plan and the address of its principal executive office:


                            LIBERTY BANCORP, INC.
                             100 North Broadway
                          Oklahoma City, OK 73102


          1. Financial Statements. The following financial statements are filed as part of this report and included after the signature page hereof:

          Report of Independent Public Accountants;
          Statement of Net Assets Available for Plan Benefits;
          Statement of Changes in Net Assets Available for Plan Benefits; and Notes to Financial Statements.


          2.     Exhibit.  The following exhibit is filed with this Report:

           Exhibit No.       Description
           ----------        -----------
              23.1 Consent of Arthur Andersen & Co. relating to the Liberty Bancorp, Inc. Profit Sharing, Salary Deferral and Employee Stock Ownership Plan.




                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Employee Benefits Administration Committee has duly caused this Annual Report to be signed by the undersigned, thereunto duly authorized.

                                    LIBERTY BANCORP, INC. PROFIT SHARING,
                                    SALARY DEFERRAL AND EMPLOYEE STOCK
                                    OWNERSHIP PLAN

                                    By:  /s/ Daniel L Shelton
                                         Daniel L. Shelton
                                         Chairman, Employee Benefits
                                         Administration Committee
Date:  June 29, 1994


          LIBERTY BANCORP, INC. PROFIT SHARING, SALARY DEFERRAL
                     AND EMPLOYEE STOCK OWNERSHIP PLAN

         INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES



                            FINANCIAL STATEMENTS


Report of Independent Public Accountants

Statements of Net Assets Available for Plan Benefits as of December 31, 1993 and 1992

Statement of Changes in Net Assets Available for Plan Benefits for the Year Ended December 31, 1993

Notes to Financial Statements



                           SUPPLEMENTAL SCHEDULES


	I. - Item 27a - Schedule of Assets Held for Investment Purposes as of December 31, 1993

	II. - Item 27d - Schedule of Reportable Transactions for the Year Ended December 31, 1993


All other schedules required by the Employee Retirement Income Security Act of 1974 and the regulations promulgated by the Department of Labor have been omitted since they are not applicable.



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Employee Benefit Administration Committee, Liberty Bancorp, Inc. Profit Sharing, Salary Deferral and Employee Stock Ownership Plan:

We have audited the accompanying statements of net assets available for plan benefits of the Liberty Bancorp, Inc. Profit Sharing, Salary Deferral and Employee Stock Ownership Plan (the "Plan") as of December 31, 1993 and 1992, and the related statement of changes in net assets available for plan benefits for the year ended December 31, 1993. These financial statements and supplemental schedules referred to below are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements and supplemental schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of the Liberty Bancorp, Inc. Profit Sharing, Salary Deferral and Employee Stock Ownership Plan as of December 31, 1993 and 1992, and the changes in its net assets available for plan benefits for the year ended December 31, 1993, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in the index to financial statements are presented for purposes of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplemental schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Oklahoma City, Oklahoma,
May 20, 1994


                                                  LIBERTY BANCORP, INC. PROFIT SHARING, SALARY DEFERRAL
                                                          AND EMPLOYEE STOCK OWNERSHIP PLAN


                                                   STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS
                                                                  DECEMBER 31, 1993
                                                                (Dollars in Thousands)



                              Inter-                                        Short                             Yield
                             mediate                  Zero         Aggres- Average  Managed                    and
                      Growth Maturity Money  Liberty Coupon         sive   Maturity Maturity                  Value
                      Equity  Income  Market  Stock   Bond   Loan  Equity   Income   Income  Deposit Balanced Equity Unallo-
                       Fund    Fund    Fund    Fund   Fund   Fund   Fund     Fund     Fund   Account   Fund    Fund   cated   Total
                      ------ -------- ------ ------- ------ ------ ------- -------- -------- ------- -------- ------ ------- -------
ASSETS:
- - -------
Investments-
  Common stock of
    Liberty
    Bancorp, Inc.     $    -   $    - $    - $11,994 $    - $    -  $    -   $    -     $  -    $  -     $  -   $  -  $4,361 $16,355
  Pooled investment
    funds-
      Equity           4,333        -      -       -      -      -   1,496        -        -       -      132    411       -   6,372
      Fixed income         -    2,808      -       -      -      -       -      962      772       -       86      -       -   4,628
  U.S. Treasury
    securities             -        -      -       -  2,690      -       -        -        -      20        -      -       -   2,710
  Short-term invest-
    ments - prime
    fund                  79       44  3,054      10      -      -      20       23       13       1        -      -       -   3,244
  Loans to
    participants           -        -      -       -      -  1,508       -        -        -       -        -      -       -   1,508
                      ------ -------- ------ ------- ------ ------ ------- -------- -------- ------- -------- ------ ------- -------
        Total
          investments  4,412    2,852  3,054  12,004  2,690  1,508   1,516      985      785      21      218    411   4,361  34,817
                      ------ -------- ------ ------- ------ ------ ------- -------- -------- ------- -------- ------ ------- -------
  Interest and income
    receivable             -        -      8      12      -     24       -        -        -       -        -      -       -      44
  Receivable from
    plan of acquired
    entity                 -        -      -       -      -     27       -        -        -      53        -      -       -      80
  Contributions
    receivable            21       10     10       7      -      -      10        3        4       -        -      -       -      65
  Due from other
    funds                  7        3     10     130      -      -       2       24        1       8        -      -       -     185
  Cash and cash
    equivalents          458      104      -      74      -      -       2        -        1      97        -      -      55     791
                      ------ -------- ------ ------- ------ ------ ------- -------- -------- ------- -------- ------ ------- -------
        Total assets   4,898    2,969  3,082  12,227  2,690  1,559   1,530    1,012      791     179      218    411   4,416  35,982
                      ------ -------- ------ ------- ------ ------ ------- -------- -------- ------- -------- ------ ------- -------
LIABILITIES:
  Notes payable            -        -      -       -      -      -       -        -        -       -        -      -   2,438   2,438
  Due to other funds       3        1      8       1      -     20       -        -        1      96        -      -      55     185
  Due to brokers           -        -      -       -      -      -      86       97        7       -      218    411       -     819
  Other payables           6        2      -       -      -      2       -        2        -       -        -      -       -      12
                      ------ -------- ------ ------- ------ ------ ------- -------- -------- ------- -------- ------ ------- -------
        Total
          liabilities      9        3      8       1      -     22      86       99        8      96      218    411   2,493   3,454
                      ------ -------- ------ ------- ------ ------ ------- -------- -------- ------- -------- ------ ------- -------
NET ASSETS AVAILABLE
  FOR PLAN BENEFITS   $4,889   $2,966 $3,074 $12,226 $2,690 $1,537  $1,444     $913     $783     $83     $  -   $  -  $1,923 $32,528
                      ====== ======== ====== ======= ====== ====== ======= ======== ======== ======= ======== ====== ======= =======

                          The accompanying notes are an integral part of this financial statement.




                                             LIBERTY BANCORP, INC. PROFIT SHARING, SALARY DEFERRAL
                                                        AND EMPLOYEE STOCK OWNERSHIP PLAN

                                              STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS
                                                                  DECEMBER 31, 1992
                                                                (Dollars in Thousands)

                                                 Inter-                                           Short
                                                 mediate                   Zero         Aggres-  Average   Managed
                                       Growth   Maturity  Money  Liberty  Coupon         sive    Maturity  Maturity
                                       Equity    Income   Market  Stock    Bond   Loan  Equity    Income    Income   Unal-
                                        Fund      Fund     Fund   Fund     Fund   Fund   Fund      Fund      Fund   located   Total
- - ------------------------------------------------------------------------------------------------------------------------------------
ASSETS:
  Investments-
    Common stock of Liberty
      Bancorp, Inc.                   $     -   $     -  $    -  $11,760  $     -  $   -  $   -   $    -    $   -   $ 5,861  $17,621
    Pooled investment funds-
      Equity                            4,410         -       -        -        -      -    789        -        -         -    5,199
      Fixed income                          -     2,440       -        -        -      -      -      312      332         -    3,084
    U.S. Treasury securities                -         -       -        -    2,650      -      -        -        -         -    2,650
    Short-term investments-prime fund     100        45   4,681       25       37      -      -        -        -        34    4,922
    Loans to participants                   -         -       -        -        -    953      -        -        -         -      953
                                      -------   -------  ------  -------  -------  -----  -----   ------    -----   -------  -------
         Total investments              4,510     2,485   4,681   11,785    2,687    953    789      312      332     5,895   34,429
                                      -------   -------  ------  -------  -------  -----  -----   ------    -----   -------  -------

  Interest and income receivable            1         1      14        1        -      -      -        -        -         -       17
  Receivable from plan of
    acquired entity                        48        46      48       37        -      -      -        -        -         -      179
  Contributions receivable                  7         -       6      485        -      -      -        -        -        20      518
  Due from other funds                      -         4      15        3        -      -      -        -        -         -       22
  Cash and cash equivalents               540        40       -        -        -      7      -        -        -         -      587
                                      -------   -------  ------  -------  -------  -----  -----   ------    -----   -------  -------
         Total assets                   5,106     2,576   4,764   12,311    2,687    960    789      312      332     5,915   35,752
                                      -------   -------  ------  -------  -------  -----  -----   ------    -----   -------  -------

LIABILITIES:
  Notes payable                             -         -       -        -        -      -      -        -        -     2,824    2,824
  Due to other funds                       19         1       1        1        -      -      -        -        -         -       22
  Due to brokers                           47        45       -        8        -      -    789      312      332        52    1,585
                                      -------   -------  ------  -------  -------  -----  -----   ------    -----   -------  -------
         Total liabilities                 66        46       1        9        -      -    789      312      332     2,876    4,431
                                      -------   -------  ------  -------  -------  -----  -----   ------    -----   -------  -------
NET ASSETS AVAILABLE FOR PLAN
   BENEFITS                           $ 5,040   $ 2,530  $4,763  $12,302  $ 2,687  $ 960  $   -   $    -    $   -   $ 3,039  $31,321
                                      =======   =======  ======  =======  =======  =====  =====   ======    =====   =======  =======

The accompanying notes are an integral part of this financial statement.


                                           LIBERTY BANCORP, INC. PROFIT SHARING, SALARY DEFERRAL
                                                     AND EMPLOYEE STOCK OWNERSHIP PLAN

                                       STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS
                                                   FOR THE YEAR ENDED DECEMBER 31, 1993
                                                         (Dollars in Thousands)


                                        Inter-                                           Short
                                        mediate                   Zero         Aggres-  Average   Managed
                              Growth   Maturity  Money  Liberty  Coupon         sive    Maturity  Maturity
                              Equity    Income   Market  Stock    Bond   Loan  Equity    Income    Income  Deposit   Unal-
                               Fund      Fund     Fund   Fund     Fund   Fund   Fund      Fund      Fund   Account  located   Total
- - ------------------------------------------------------------------------------------------------------------------------------------
Interest income               $    2   $    1   $  102 $   105  $  177  $   93 $   1    $   1     $   -    $  1    $    -   $   483
Dividend income                    -        -        -      16       -       -     -        -         -       -        53        69
Net unrealized gain (loss)
  on investments                  25      208        -  (1,114)    354       -     42      22        39       6      (489)     (907)
Net realized gain (loss)
  on investments                  (2)      11        -      12    (175)      -      -       1         -       -         -      (153)
Employee contributions
  (Notes 1 and 4)                628      311      296     202       -       -    259      81       130      66         -     1,973
Employer contributions
  (Notes 1 and 4)                  -        -        -     795       -       -      -       -         -       -       624     1,419
Other receipts                     7        1        -       -       -      16      -       -         -       -         -        24
                              ------   ------   ------ -------  ------  ------ ------   -----     -----    ----    ------   -------
         Total additions         660      532      398      16     356     109    302     105       169      73       188     2,908
                              ------   ------   ------ -------  ------  ------ ------   -----     -----    ----    ------   -------

Distributions to terminating
 and withdrawing participants    273       93      655     965      12       -     80      26         5       -         -     2,109
  Less - Forfeitures (Note 1)      -        -        -     (40)      -       -      -       -         -       -         -       (40)
Interest expense on notes
 payable (Note 6)                  -        -        -       -       -       -      -       -         -       -       239       239
                              ------   ------   ------ -------  ------  ------ ------   -----     -----    ----    ------   -------
         Total deductions        273       93      655     925      12       -     80      26         5       -       239     2,308
                              ------   ------   ------ -------  ------  ------ ------   -----     -----    ----    ------   -------
Net increase (decrease) in
 net assets                      387      439     (257)   (909)    344     109    222      79       164      73       (51)      600

Net transfers between funds     (576)     (26)  (1,635)    829    (341)    441  1,161     737       571     (96)   (1,065)        -

Receipts from plan of
 acquired entity                  38       23      203       4       -      27     61      97        48     106         -       607

NET ASSETS AVAILABLE FOR PLAN
 BENEFITS, beginning of year   5,040    2,530    4,763  12,302   2,687     960      -       -         -       -     3,039    31,321
                              ------   ------   ------ -------  ------  ------ ------   -----     -----    ----    ------   -------
NET ASSETS AVAILABLE FOR PLAN
 BENEFITS, end of year        $4,889   $2,966   $3,074 $12,226  $2,690  $1,537 $1,444   $ 913     $ 783    $ 83    $1,923   $32,528
                              ======   ======   ====== =======  ======  ====== ======   =====     =====    ====    ======   =======

The accompanying notes are an integral part of this financial statement.


            LIBERTY BANCORP, INC. PROFIT SHARING, SALARY DEFERRAL
                      AND EMPLOYEE STOCK OWNERSHIP PLAN


                        NOTES TO FINANCIAL STATEMENTS

                         DECEMBER 31, 1993 AND 1992



1. DESCRIPTION OF PLAN:

The Liberty Bancorp Inc. Profit Sharing, Salary Deferral and Employee Stock Ownership Plan (the "Plan") is a defined contribution plan in which eligible employees of Liberty Bancorp, Inc. ("Liberty") and its subsidiaries (collectively referred to as the "Company") may participate. Contributions are currently deposited with the Liberty Bank and Trust Company, N.A. of Oklahoma City ("Liberty OKC"), a subsidiary of Liberty Bancorp, Inc. The Plan is administered by the Employee Benefit Administration Committee appointed by the Board of Directors of the Company. All expenses incurred in the administration of the Plan may be paid by the Company; however, the Company is not obligated to do so. All significant administrative expenses incurred during 1993 were paid by the Company.

Employees may elect to defer a portion of their compensation for contribution into the Plan by the Company. These elective deferrals may not exceed the lesser of $8,994 annually or the maximum contribution percentage of a participant's annual base salary as determined by the Employee Benefit Administration Committee. Each participant must designate that their contributions be invested in any one, or more, of several investment options (see Note 2). Participants may change their investment options each January 1, April 1, July 1 and October 1 upon prior written notification to the Employee Benefit Administration Committee.

All Company contributions, both matching and profit sharing, are discretionary and are allocated to participants semi-annually. Company matching contributions, net of forfeitures, are allocated based upon percentages of participants' elective deferrals and years of service. Forfeitures under the Plan provisions are used to reduce Company contributions in the current year. Company contributions greater than the matching contributions (referred to as profit sharing contributions) are allocated based upon each participant's total compensation. All Company contributions, other than those used to pay principal and interest on the Plan's debt (see Note 6), are invested in Liberty Common Stock ("Liberty Stock Fund"). The Company made a profit sharing contribution of $805,000 for 1993. The earnings in each fund are allocated semi-annually to participants with account balances in the funds in accordance with Plan provisions. The participants' share of Company contributions and related earnings vest at the rate of 20% for each year of service (defined as 1,000 hours of service in any fiscal year) after two years of service have been rendered. Vesting credit is given for hours of service, as defined in the Plan, subsequent to eligibility. At the discretion of the participant, vested benefits are payable in one of several methods upon termination of employment or certain hardships.

The Plan may be discontinued by order or authority of the Board of Directors of the Company. In the event of such discontinuance or other termination of the Plan, each participant's account shall be 100% vested and nonforfeitable.

Participants, on whose behalf employer contributions are made, are not taxed on the amounts contributed by the employer or on any income earned thereon until the receipt of a distribution pursuant to the terms of the Plan. The taxation of income earned on Plan assets attributable to participants' contributions to the Plan is also deferred until distribution is made. The amount of income taxes applicable to the participants or their beneficiaries upon distribution is dependent upon the timing and method of distribution, as prescribed by the Internal Revenue Code. The trust established under the Plan is qualified under the Internal Revenue Code as exempt from Federal income taxes. Although the Plan has received a favorable determination letter dated March 8, 1989, from the Internal Revenue Service ("IRS"), it has not yet been updated regarding the latest Plan amendments. However, the Plan sponsor and legal counsel are of the opinion that the Plan, as amended, meets the IRS requirements and therefore the trust will continue to be tax exempt.

2. INVESTMENT OPTIONS:

The following investment options are available under the Plan:

  * The Growth Equity Fund consists primarily of units of participation in Pooled Fund A, administered by Liberty OKC, as Trustee. Pooled Fund A investments are comprised principally of equity securities. At December 31, 1993 and 1992, there were 771 and 709 participants, respectively, in this fund.

  * The Intermediate Maturity Income Fund consists primarily of units of participation in Pooled Fund B, administered by Liberty OKC, as Trustee. Pooled Fund B investments are comprised principally of corporate bond obligations, government obligations and real estate mortgages. At December 31, 1993 and 1992, there were 570 and 536 participants, respectively, in this fund.

  * The Money Market Fund consists of interest-bearing savings and money market accounts, certificates of deposit and other short-term cash equivalent investments designated by the Employee Benefit Administration Committee. At December 31, 1993 and 1992, there were 592 and 710 participants, respectively, in this fund.

  * The Liberty Stock Fund consists primarily of investments in common stock of Liberty. Short-term investments may also be made by Liberty OKC, as Trustee. As of December 31, 1993 and 1992, there were 1,682 and 1,197 participants, respectively, in this fund.

  * The Zero Coupon Bond Fund consists of investments made by Liberty OKC, as Trustee, in zero coupon bonds and certificates of deposit. This fund is composed of amounts distributed from Liberty OKC's pension plan which was terminated August 1, 1984, and is not available for contributions. As of December 31, 1993 and 1992, there were 85 and 92 participants, respectively, in this fund.

  * The Loan Fund was established in 1990 to account for loans to participants. Participants are allowed to borrow up to one-half of their vested account balance subject to limitations as set forth in the Plan. As of December 31, 1993 and 1992, there were 274 and 198 participants, respectively, with loans against their accounts.

  * The Aggressive Equity Fund was established in January 1993 and consists primarily of investments in common stocks designated by Liberty Bank and Trust Company of Tulsa, N.A. ("Liberty, Tulsa"), as Trustee. The objective of the fund is to seek long-term capital growth. As of December 31, 1993, there were 376 participants in this fund.

  * The Short Average Maturity Fund was established in January 1993 and invests in a diversified portfolio of high-quality cash equivalents, bonds and similar debt securities with maturities of two years or less designated by Liberty, Tulsa, as Trustee. As of December 31, 1993, there were 201 participants in this fund.

  * The Managed Maturity Income Fund was established in January 1993 and invests in a diversified portfolio of high-quality bonds and similar debt securities designated by Liberty, Tulsa, as Trustee. As of December 31, 1993, there were 286 participants in this fund.

  * The Unallocated Fund was established in October 1988 to account for the shares of Liberty common stock purchased in October 1988 and the related note payable to Liberty (see Note 6).

The funds listed above are entirely participant directed except for the Liberty Stock Fund which consists of participant directed investments and Company directed investments as follows:

                                          Liberty Stock Fund
                              -------------------------------------------
                              Participant      Company
                               Directed        Directed          Total
                              -----------    ------------    ------------
1993
- - ----
     Market value             $ 1,978,000    $ 10,016,000    $ 11,994,000
     Shares                        72,036         364,895         436,931

1992
- - ----
     Market value             $ 2,692,000    $  9,068,000    $ 11,760,000
     Shares                        88,195         297,061         385,256

Beginning January 1, 1994, employees of the Company were provided with two new investment options by the Plan, as follows:

  * The Balanced Fund will attempt to earn a relatively stable return over periods greater than five years by diversifying investments among the other available funds, primarily equity and income funds.

  * The Yield and Value Equity Fund will attempt to earn a total return through a combination of current income and long-term capital growth over periods greater than five years by investing in stocks of large companies.

At December 31, 1993, investments were purchased for each of the new funds, of which the transactions were not settled until January 1994.

3. SIGNIFICANT ACCOUNTING POLICIES:

The accompanying financial statements have been prepared on the accrual basis of accounting. Investments of the Plan are carried at market value. Distributions to withdrawing participants are recorded at market value in the accompanying statement of changes in net assets available for plan benefits. Income earned by the Plan's investment in the pooled investment funds is included as a component of net unrealized gain (loss) on investments in the accompanying statement of changes in net assets available for plan benefits. Certain reclassifications have been made to prior year financial statements to conform to the 1993 presentation.

Effective December 1, 1993, Liberty transferred employees of an acquired entity from their previously existing plan to the Plan. As of December 31, 1993, all of the related assets had not been received by the Plan and have been reflected as a receivable from the acquired entity's plan in the accompanying statement of net assets available for plan benefits. Subsequent to year end, the Plan received the related assets.

4. CONTRIBUTIONS:

Employer contributions during 1993 totaled $1,419,000. Approximately $40,000 of this amount was funded through amounts forfeited by participants that was used to reduce the employer's contributions. Employee contributions during 1993 totaled $1,973,000.

The Company has the option of making its contributions to the Plan in the form of Liberty common stock or cash. As a result of this option, 27,072 shares of such stock, with an aggregate market value of approximately $743,000 at the dates of contribution were contributed to the Plan in 1993.

Included in the Company's contributions for 1993 were cash contributions of approximately $239,000, made by Liberty to cover interest expense on the note payable to Liberty (see Note 6). These contributions, although not mandated, were made at the direction of the Board of Directors of the Company. Employee contributions include rollovers from employees' participation in other plans at previous employers. Rollover contributions totaled approximately $116,000 in 1993.

5. DISTRIBUTIONS TO PARTICIPANTS:

Terminating participants with vested benefits exceeding $3,500 may defer distribution of their benefits until age seventy and one-half. Investments relating to these participants remain in the Plan until they are distributed. At December 31, 1993 and 1992, the net assets attributable to the vested benefits of terminated participants of the Plan totaled approximately $4,975,000 and $4,585,000, respectively.

6. NOTE PAYABLE TO LIBERTY BANCORP, INC.:

In October 1988, in connection with the Company's plan of financial restructuring, the Plan purchased 371,379 shares of Liberty common stock at a cost of $12.40 per share or approximately $4,605,000. The Plan borrowed approximately $4,105,000 from Liberty to purchase a portion of the stock (331,056 shares) for funding of the Plan in future periods. The remaining shares (40,323) were purchased with funds from the Liberty Stock Fund of the Plan. Under the terms of the loan agreement between the Plan and Liberty, the note payable bears interest at 9% per annum and is payable in 120 monthly installments of approximately $52,000 (including interest) with all unpaid principal and interest, if any, due on October 31, 1998 and is secured by the shares of Liberty common stock which have not been allocated to participant accounts.

Each year, as payments are made on the loan, shares of common stock become unencumbered and are available for allocation to the participants. The Company makes contributions to the Plan in amounts sufficient for the Plan to make monthly principal and interest payments on the loan.

7. LOANS TO PARTICIPANTS:

Loan activity was as follows:

                                           1993
                                       -----------
Balance at beginning of year           $   953,000

      New loans                          1,511,000
      Principal repayments                (956,000)
                                       -----------
Balance at end of year                 $ 1,508,000
                                       ============
Interest applicable to these loans during 1993 was approximately $93,000.


                                            LIBERTY BANCORP, INC. PROFIT SHARING, SALARY DEFERRAL
                                                     AND EMPLOYEE STOCK OWNERSHIP PLAN

                                         ITEM 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
                                                         AS OF DECEMBER 31, 1993

                                                            Description of investment
              Identity of issuer, borrower,             including maturity date, rate of                                  Current
(a)*  (b)      lessor or similar party        (c)  interest, collateral, par or maturity value         (d)  Cost     (e)   Value
- - -----------------------------------------------------------------------------------------------------------------------------------
       POOLED INVESTMENT FUNDS - EQUITY:
*        Employee Benefit Growth Equity Fund    Commingled Equity Funds -  7,431 shares                  $ 3,481,585   $ 4,383,385
         Employee Benefit Aggressive
           Equity Fund                          Commingled Equity Funds - 19,571 shares                    1,505,035     1,547,209
         Employee Benefit Yield and Value
           Equity Fund                          Commingled Equity Funds - 44,130 shares                      441,300       441,300
                                                                                                         -----------   -----------
                                                                                                           5,427,920     6,371,894
                                                                                                         -----------   -----------
       POOLED INVESTMENT FUNDS - FIXED INCOME:
*        Employee Benefit Intermediate
           Maturity Income Fund                 Commingled Fixed Funds - 39,753 shares                     2,476,380     2,840,036
         Employee Benefit Short Average
           Maturity Income Fund                 Commingled Fixed Funds - 54,830 shares                       959,977       982,294
         Employee Benefit Managed
           Maturity Income Fund                 Commingled Fixed Funds - 30,652 shares                       766,250       805,337
                                                                                                         -----------   -----------
                                                                                                           4,202,607     4,627,667
                                                                                                         -----------   -----------
       SHORT TERM INVESTMENTS:
         Short Term Investments Company         Prime Portfolio Money Market Investments -
                                                   3,244,293 shares                                        3,244,293     3,244,293
                                                                                                         -----------   -----------
       COMMON STOCK:
*        Liberty Bancorp, Inc.                  Common Stock - 595,825 shares                              9,440,288    16,355,396
                                                                                                         -----------   -----------
       LOANS TO PARTICIPANTS:
*        Various Plan Participants              Liberty loans payable monthly                              1,508,312     1,508,312
                                                                                                         -----------   -----------



       U.S. TREASURY SECURITIES:
           United States Treasury               Treasury Notes - 20,000 shares Series D, 7% due 1/15/94  $    20,031   $    20,031
           United States Treasury               Zero Coupon Bonds - U.S. Treasury Backed due 2/15/94          48,808       120,584
           United States Treasury               Zero Coupon Bonds - U.S. Treasury Backed due 2/15/95          73,065       219,554
           United States Treasury               Zero Coupon Bonds - U.S. Treasury Backed due 2/15/96          37,140       121,487
           United States Treasury               Zero Coupon Bonds - U.S. Treasury Backed due 2/15/97          62,891       218,608
           United States Treasury               Zero Coupon Bonds - U.S. Treasury Backed due 2/15/98          21,632        79,717
           United States Treasury               Zero Coupon Bonds - U.S. Treasury Backed due 2/15/99          92,724       360,637
           United States Treasury               Zero Coupon Bonds - U.S. Treasury Backed due 2/15/00          79,364       315,257
           United States Treasury               Zero Coupon Bonds - U.S. Treasury Backed due 2/15/01          49,981       216,713
           United States Treasury               Zero Coupon Bonds - U.S. Treasury Backed due 2/15/02          13,903        63,093
           United States Treasury               Zero Coupon Bonds - U.S. Treasury Backed due 2/15/03          25,225       119,931
           United States Treasury               Zero Coupon Bonds - U.S. Treasury Backed due 2/15/04          12,091        60,009
           United States Treasury               Zero Coupon Bonds - U.S. Treasury Backed due 2/15/05          68,879       345,932
           United States Treasury               Zero Coupon Bonds - U.S. Treasury Backed due 2/15/06           4,393        22,846
           United States Treasury               Zero Coupon Bonds - U.S. Treasury Backed due 2/15/07          32,052       173,307
           United States Treasury               Zero Coupon Bonds - U.S. Treasury Backed due 2/15/08           2,635        14,812
           United States Treasury               Zero Coupon Bonds - U.S. Treasury Backed due 2/15/09          41,970       237,029
                                                                                                         -----------   -----------
                                                                                                             686,784     2,709,547
                                                                                                         -----------   -----------
             Total assets held for
               investment purposes                                                                       $24,510,204   $34,817,109
                                                                                                         ===========   ===========

*  Party-in-interest


                                      LIBERTY BANCORP, INC. PROFIT SHARING, SALARY DEFERRAL
                                                 AND EMPLOYEE STOCK OWNERSHIP PLAN


                                          ITEM 27d - SCHEDULE OF REPORTABLE TRANSACTIONS

                                                FOR THE YEAR ENDED DECEMBER 31, 1993


                                                                                                 Current
                                                                          Expenses                Value     Current
                                                                          Incurred              of Asset     Value
                                                                             in                on Trans-   of Asset
Number                                                                   Connection              action    on Trans-
  of                                                                        with                  Date       action
Trans-  Identity of Party Description of  Purchase   Selling     Lease     Trans-     Cost of     (Pur-       Date       Net Gain
actions (a) Involved      (b)  Asset      (c)Price   (d)Price  (e)Rental  (f)action  (g)Asset  (h)chases)  (h) (Sales) (i)or (Loss)
- - ------- ----------------- -------------- ---------- ---------- --------- ---------- ---------- ----------- ----------- ------------
  994   Short-term        Short-term
          Investments       Money Market
          Company Prime     Instruments  $7,692,944 $9,336,362     $-         $-    $9,336,362 $7,692,944  $9,336,362       $-
          Portfolio


   20   Employee Benefit    Commingled
          Aggressive          Equity
          Equity Fund         Funds
                            Aggressive
                            Equity Funds  1,847,732     42,300      -          -        42,405  1,847,732      42,300     (105)


                                EXHIBIT 23.1

                  CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation by reference into Form S-8 Registration Statement No. 33-28760 of our report dated May 20, 1994 included in this Form 11-K for the Liberty Bancorp, Inc. Profit Sharing, Salary Deferral and Employee Stock Ownership Plan for the fiscal year ended December 31, 1993.


                                             ARTHUR ANDERSEN & CO.


Oklahoma City, Oklahoma
June 27, 1994