Form 10-Q
period 1994-06-30
LIBERTY BANCORP INC /OK/
filed 1994-08-15
CIK 737287

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   June 30, 1994

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

Yes    X      No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                       Outstanding as of August 15, 1994
            -----                     -----------------------------------
         Common Stock                              9,487,305








                         LIBERTY BANCORP, INC.
                       SECOND QUARTER REPORT 1994

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


Financial Highlights                                                         Liberty Bancorp, Inc.
- - ----------------------------------------------------------------------------------------------------
June 30                                              Six Months Ended          Three Months Ended
(In thousands, except per share data)             1994            1993        1994           1993
- - ----------------------------------------------------------------------------------------------------
For the First Quarter
  Total Revenues                                $   96,347    $    90,747   $   49,082    $   44,905
  Net Interest Income                               38,346         36,029       19,110        17,810
  Provision for Loan Losses                              _         (7,654)           _        (2,737)
  Trust Fees                                         8,170          7,818        4,010         3,846
  Mortgage Banking Income                            3,390          3,665        1,625         1,987
  Other Noninterest Income                          18,200         16,021        9,318         7,920
  Noninterest Expense                               56,229         55,490       28,004        27,097
  Cumulative Effect of Change in Accounting
    Principle                                            _         14,255            _             _
  Net Income                                        10,109         26,842        5,157         5,144
  Per Share Data _ Primary and Fully-diluted
   Income Before Cumulative Effect of Change in
      Accounting Principle                            1.03          1.30           .53           .53
   Net Income                                         1.03          2.78           .53           .53
   Cash Dividends Declared                             .30           .10           .15           .10
- - ----------------------------------------------- ------------- ------------ ------------- -----------
At June 30
  Loans                                         $1,076,327    $  796,140    $1,076,327    $  796,140
  Earning Assets                                 2,207,272     2,075,139     2,207,272     2,075,139
  Assets                                         2,661,836     2,549,121     2,661,836     2,549,121
  Deposits                                       2,144,149     1,966,074     2,144,149     1,966,074
  Total Shareholders' Investment                   225,299       212,911       225,299       212,911
  Book Value per Common Share                        23.76         22.47         23.76         22.47
- - ----------------------------------------------- ------------- ------------ ------------- -----------
Average Year-to-Date Balances
  Earning Assets                                $2,195,433    $2,003,402    $2,188,645    $1,993,239
  Assets                                         2,586,804     2,378,623     2,575,695     2,372,900
  Deposits                                       2,106,393     1,904,154     2,096,525     1,892,325
  Total Shareholders' Investment                   227,083       200,070       225,172       211,390
- - ----------------------------------------------- ------------- ------------ ------------- -----------
Ratios
  Capital Ratios
    Leverage                                          8.24 %        8.52 %        8.24 %        8.52 %
    Risk-based                                       15.23         18.31         15.23         18.31
  Average Shareholders' Investment as a % of
    Average Total Assets                              8.78          8.41          8.74          8.91
  Average Earning Assets as a % of Average
    Total Assets                                     84.87         84.23         84.97         84.00
  Rate of Return, Before Cumulative Effect of
    Change in Accounting Principle, on
      Average Earning Assets                           .93          1.27           .95          1.04
      Average Total Assets                             .79          1.07           .80           .87
      Average Total Shareholders' Investment          8.98         12.69          9.19          9.76
  Rate of Return on
      Average Earning Assets                           .93          2.70           .95          1.04
      Average Total Assets                             .79          2.28           .80           .87
      Average Total Shareholders' Investment          8.98         27.05          9.19          9.76
  Dividend Payout Ratio                              29.13          3.60         28.30         18.87
  Operating Efficiency Ratio                         81.70         85.84         81.09         84.66
  Provision for Loan Losses as %
    of Average Loans                                     _         (2.07)            _         (1.45)


FINANCIAL REVIEW                                       Liberty Bancorp, Inc.

     Liberty Bancorp, Inc. and its subsidiaries ("Liberty") provide a broad range of banking and financial services to meet the diverse needs of individual and corporate customers in the Oklahoma City and Tulsa metropolitan areas, Oklahoma and the Mid-America region. Liberty Bank and Trust Company of Okla-homa City, N.A. ("Liberty Oklahoma City") and Liberty Bank and Trust Company of
Tulsa, N.A. ("Liberty Tulsa")  are Liberty's principal subsidiaries.  Liberty
Mortgage Company, a subsidiary of Liberty Oklahoma City, engages in mortgage banking activities.

     Liberty has twenty eight full-service banking locations in Oklahoma from which it provides its financial services. These locations are in Oklahoma
City, Tulsa, Edmond, Norman, Choctaw, Jenks, Harrah and Midwest City. In addi-tion, it has three limited service detached drive-in facilities in Oklahoma
City, Tulsa and Norman. Liberty Mortgage Company ("LMC") conducts residential mortgage operations from the main Liberty Oklahoma City location and two Lib-erty banking centers including one location in Oklahoma City and one in Tulsa.
Commercial mortgage operations are available at the main bank location of Lib-erty Oklahoma City and an LMC branch in Tulsa.

     This Financial Review should be read in conjunction with the consolidated financial statements, notes to the consolidated financial statements and the supplemental statistical and financial data presented elsewhere in this report.

General Conditions and Performance Summary:
First Six Months of 1994 Compared to First Six Months of 1993

     For the first six months of 1994, Liberty reported net income of $10.1 million or $1.03 per common share. This compares to net income of $26.8 mil-lion or $2.78 per common share for the first six months of 1993. Net income for the first six months of 1993 included the cumulative effect of a change in accounting for income taxes of $14.3 million. The first six months of 1993 also included a negative provision for loan losses of $7.7 million which was partially offset by provisions for losses on mortgage receivables in process of foreclosure and corporate risk reserves of $2.1 million. No comparable provi-sions were made during the first six months of 1994. Excluding the effects of the change in accounting for income taxes and the net negative provisions, net income for the first six months of 1993 was $7.1 million.

     Liberty's nonperforming loans at June 30, 1994, which are primarily nonac-crual loans, totaled $10.8 million compared to $13.5 million at December 31, 1993 and $15.7 million at June 30, 1993. Other real estate and assets owned
("OREO"), net of reserves, decreased to $7.0 million at June 30, 1994, compared to $10.8 million at December 31, 1993, and $11.6 mil-lion at June 30, 1993. The continuing decrease in OREO is primarily due to real estate sales.

     No provisions for loan losses or losses on OREO were made during the first six months of 1994. This compares to negative provisions of $7.6 million for the same period in 1993. These provisions are discussed further in "Reserve for Loan Losses" and "Reserve for Other Real Estate and Assets Owned."

     During 1993 Liberty acquired Midwest National Bancshares, Inc., Tulban-corp, Inc. and The First National Bank of Jenks. These banking companies had respective assets of $38.6 million, $62.8 million and $33.4 million at the date of acquisition. These acquisitions were treated as poolings-of-interest. Lib-erty also acquired First Oklahoma Bank and Trust Co. of Edmond and The First
National Bank of Edmond. These two banks had total assets of $142.2 million and were acquired as purchases.

Net Interest Income

	On a tax-equivalent basis, net interest income for the first six months of 1994 increased $2.4 million or 6.3% to $39.6 million from $37.2 million for the first six months of 1993. The tax equivalent net interest margin was 3.6% for the first six months of 1994 compared to 3.7% for the same period in 1993.
The net interest margin rate has remained relatively flat while market interest rates have generally increased during the first six months of 1994.

	Tax-equivalent interest income amounted to $67.8 million for the first six months of 1994 compared to $64.4 million in the same period of 1993. Total average earning assets increased 9.6%, while the average yield on earning as-sets declined to 6.2% from 6.5%. Yields have decreased on securities from 6.0% to 5.3% as a result of significant sales, maturities and paydowns reinvested in a lower rate environment, and yields have decreased on loans from 7.9% to 7.5% due to fixed-rate real estate loans and consumer loans refinancing and repric-ing at lower rates.

	 Total interest expense amounted to $28.2 million for the first six months of 1994 compared to $27.2 million for the first six months of 1993, re-flecting the $151.4 million higher average deposit level even though the cost of funds rate declined to 3.4% from 3.5%. Average deposit rates paid were pri-marily lower due to significant levels of bank certificate of deposit maturi-ties that have moved into savings and money market accounts or shorter-term and lower-rate certificates.

Noninterest Income

     Noninterest income for the first six months of 1994 increased $2.3 million or 8.2% from the first six months of 1993. Service charges on deposits in-creased $902 thousand or 14.3%. Of this increase, $511 thousand is attribut-able to service charges on deposits of banks acquired, accounted for as a pur-chase, during the last nine months of 1993. As a result of poor market condi-tions, trading account profits decreased $525 thousand or 18.7%. Net securi-ties gains totaled $489 thousand compared to $59 thousand in 1993. Other non-interest income increased $1.0 million or 17.3% primarily due to gains on the sale of mortgage servicing totaling $1.1 million.

Noninterest Expense

     Noninterest expense (excluding net income from the operation of OREO, which is discussed separately below in "Other Real Estate and Assets Owned") increased $281 thousand or .5% to $57.3 million for the first six months of 1994 compared to $57.0 million for the same period one year ago. Decreases in noninterest expenses, in many categories, is offset by $2.0 million of costs attributable to acquired banks and affects several expense categories. A sig-nificant decrease was in other noninterest expense which decreased $1.8 million or 23.9%, primarily as a result of provisions in 1993 for losses on mortgage receivables in process of foreclosure and other corporate risk reserves.

     Salaries and employee benefits increased $2.0 million or 8.0% from the first six months of 1993. Other than base salary increases, 1994 includes $836 million in salary and benefits for employees of new banking center locations.
Equipment expense increased $690 thousand or 18.3% primarily due to increased depreciation on new data processing and other equipment.

     The amortization of intangibles decreased $976 thousand or 43.2% as a re-sult of accelerated write-offs in 1993 of the intangibles associated with pur-chased mortgage servicing rights due to refinancings. The amortization on these rights have decreased $1.4 million as compared to the first half of 1993. This decrease is partially offset by the amortization of bank acquisi-tion premiums which increased $434 thousand.

Income Taxes

     Liberty recorded $1.8 million in income tax expense for the first six months of 1994 compared with $3.1 million during the same period of 1993. The decrease in income tax expense is primarily attributable to lower income before tax during the first six months of 1994 compared to 1993 as well as larger benefits expected during 1994 from the utilization of net operating loss carry-forwards.

     Liberty also adopted Statement of Financial Accounting Standards No. 109,
"Accounting for Income Taxes" ("SFAS No. 109") in the first quarter of 1993.
This standard required, among other things, recognition of future tax benefits, measured by enacted tax rates, attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. Similarly, future tax liabilities were also required to be recognized. The adoption of SFAS No. 109 resulted in a net de-ferred asset and related benefit of $14.3 million or $1.48 per share on January
1, 1993. This change is reflected on the income statement as a cumulative ef-fect of change in accounting principle.

Performance Summary:  Second Quarter of 1994
Compared to Second Quarter 1993

     During the second quarter of 1994, the Company reported net income of $5.2 million or $.53 per common share, compared to net income of $5.1 million or $.53 per share, for the second quarter of 1993. The second quarter of 1993 in-cluded a negative provision for loan losses of $2.7 million. No positive or negative provisions were made to the reserve for loan losses in the second quarter of 1994.

Net Interest Income

     On a tax-equivalent basis, net interest income for the second quarter of 1994 increased $1.3 million or 7.1% to $19.7 million from $18.4 million in the second quarter of 1993. The tax-equivalent net interest margin was 3.6% for the second quarter of 1994 compared to 3.7% for the same period one year ago.

     Tax-equivalent interest income amounted to $34.7 million for the second quarter of 1994 compared to $31.7 million in the same period of 1993 reflecting an increase in average earning assets. The yield on average earning assets re-mained at approximately 6.4% for both periods.

     Total interest expense amounted to $15.0 million for the second quarter of 1994 compared to $13.3 million in the same period of 1993, primarily reflecting higher levels of interest-bearing liabilities.

Noninterest Income

     Noninterest income increased $1.2 million or 8.7% in the second quarter of 1994 compared to the second quarter of 1993. The most significant increase was in other noninterest income which increased $1.4 million or 54.0%. Of this amount, $1.1 million is due to gains on the sale of mortgage servicing.

Noninterest Expense

     Noninterest expense (excluding net income from the operation of OREO) in-creased $420 thousand or 1.5%. This increase includes $1.0 million in nonin-terest expenses attributable to acquired banks and affects several expense categories. The primary increase occurred in salaries and benefits which in-creased $965 thousand or 7.7%. Other than base salary increases, $398 thousand of this increase was due to employees of branches acquired. Amortization of intangibles decreased $874 thousand or 58.2% as a result of the accelerated write-offs of purchased mortgage servicing rights.

     The operation of OREO in the second quarter of 1994 produced income of $295 thousand compared to $782 thousand in 1993. Income from gains on sales decreased to $412 thousand from $799 thousand

Credit Risk Management

     Nonperforming assets include nonperforming loans and other real estate and assets owned net of reserves. Total nonperforming assets have decreased $6.5 million or 26.7% since year-end 1993. The level at June 30, 1994 of $17.8 mil-lion is $9.4 million or 34.6% less than the $27.2 million of nonperforming as-sets one year ago. The decreasing level of nonperforming assets is shown for the previous five quarters in the following table:

- - ------------------------------------------------------------------------------
Nonperforming Assets
- - ------------------------------------------------------------------------------
                                  6/30/94  3/31/94  12/31/93  9/30/93  6/30/93
- - ------------------------------------------------------------------------------
Nonperforming loans and other
  real estate and assets owned,
  gross, as a % of
    Total loans and other real
      estate and assets owned       1.79%    2.43%    2.82%   3.29%     3.94%
    Total assets                     .73%     .88%    1.01%   1.06%     1.26%

     The following sections provide additional information concerning loan con-centrations, nonperforming loans, reserve for loan losses, other real estate and assets owned and the reserve for other real estate and assets owned.

Loan Concentrations

     Loan concentrations are an important factor in the assessment of risk in the loan portfolio. The percentage composition of the loan portfolio for the last five quarters is reflected in the following table:

- - ------------------------------------------------------------------------------
Loan Portfolio
- - ------------------------------------------------------------------------------
                               6/30/94   3/31/94  12/31/93   9/30/93   6/30/93
- - ------------------------------------------------------------------------------
Commercial                       40.1%    39.6%     40.8%     41.9%     42.3%
Energy                            6.6      5.8       6.1       7.4       7.9
Real estate - construction        9.0      9.4       9.1      10.7      10.1
Real estate - mortgage           21.8     21.9      21.3      20.6      21.2
Correspondent and regional        1.7      1.9       1.8       2.4       2.6
Personal                         20.8     21.4      20.9      17.0      15.9

     Loans not expected or intended to be held until maturity are termed "held for sale." These loans are carried at the lower of cost or estimated market value and any adjustments are reflected as a reduction of noninterest income.
At June 30, 1994, these loans, primarily residential real estate mortgage loans, totaled $14.9 million compared to $26.5 million at December 31, 1993 and $21.2 million at June 30, 1993.

Nonperforming Loans

     Nonperforming loans decreased by $2.6 million or 19.3% since December 31, 1993 and decreased by $4.8 million or 30.8% from one year earlier. Of the non-performing loans at June 30, 1994, 66.5% were real estate-related.

     Nonperforming loans for the past five quarters are shown in the following table:


- - ------------------------------------------------------------------------------
Nonperforming Loans
- - ------------------------------------------------------------------------------
(In thousands)                 6/30/94   3/31/94  12/31/93   9/30/93   6/30/93
- - ------------------------------------------------------------------------------
  Nonaccrual                    $9,228   $11,173   $10,138   $11,685   $12,743
  Restructured                       _         _         _         _         _
  Past due 90 days or more       1,621     1,974     3,313     1,300     2,936
- - ------------------------------------------------------------------------------
    Total nonperforming loans  $10,849   $13,147   $13,451   $12,985   $15,679
==============================================================================
Nonperforming loans as a %
  of total loans                 1.01%     1.34%     1.44%     1.57%     1.97%


- - ------------------------------------------------------------------------------
Analysis of Nonperforming Loans by Type
- - ------------------------------------------------------------------------------
(In thousands)                 6/30/94   3/31/94  12/31/93   9/30/93   6/30/93
- - ------------------------------------------------------------------------------
    Commercial and other       $ 1,985   $ 3,313   $ 3,604   $ 3,180   $ 4,349
    Energy                         432       449       632       543       846
    Real estate - construction   2,691     2,938     3,236     2,290     2,483
    Real estate - mortgage       4,522     5,244     5,135     6,176     7,303
    Correspondent and regional       _         _         _         _         _
    Personal                     1,219     1,203       844       796       698
- - ------------------------------------------------------------------------------
    Total nonperforming loans  $10,849   $13,147   $13,451   $12,985   $15,679
==============================================================================


     The following table reflects the levels of performance of nonaccrual loans as of June 30, 1994:

- - --------------------------------------------------------------------------
                                             Contractual          Carrying
(In thousands)                                 Balance            Balance
- - --------------------------------------------------------------------------
Contractually current                          $ 6,405            $ 4,502
Contractually past due -
  with substantial performance                     501                278
  with limited performance                         386                304
  with no performance                            5,151              4,144
- - --------------------------------------------------------------------------
    Total nonaccrual loans                     $12,443             $9,228
==========================================================================

    In the above table, substantial performance is defined as loans that have met at least 85% of contractual payments during the past twelve months. Lim-ited performance includes those loans on which any payments have been made dur-ing the year. The gross interest income from nonaccrual and restructured loans
_ had they been performing in accordance with their original terms _ would have been approximately $541 thousand and $597 thousand for the six months ended
June 30, 1994 and 1993, respectively. Payments received on a particular nonac-crual loan are generally applied to any principal balance before interest in-come is recorded. The amount of interest from these nonaccrual and restructured loans included in interest income was approximately $31 thousand and $11 thou-sand for the first six months of 1994 and 1993, respectively.

     "Potential problem loans" are those loans which, although currently per-
forming, have credit weaknesses such that management has serious doubts as to the borrowers' future ability to comply with present terms, and thus may result
in a change to nonperforming status.  Management has   identified, through in-
ternal credit ratings, certain performing loans which demonstrate some deterio-
ration in credit quality and, accordingly, are monitored more carefully.  At
June 30, 1994, these loans totaled $15.0 million, compared to $17.0 million at
December 31, 1993 and $4.1 million at June 30, 1993.  Of these amounts, ap-
proximately $96 thousand, $98 thousand and $159 thousand represented letters of credit and unfunded loan commitments at June 30, 1994, December 31, 1993, and
June 30, 1993, respectively. Exposure to loss of principal on such loans and commitments has been considered in the establishment of the reserve for loan losses.

Reserve for Loan Losses

     No provisions for loan losses were made during the first six months of 1994. Provisions during the first six months of 1993 amounted to a negative
$7.7 million. The negative provisions were made following discussions with regulators and an assessment to reduce the reserves to a level deemed appropri-ate for the anticipated inherent losses in the current loan portfolio.

     The following table summarizes the reserve for loan loss activity for the first six months of 1994 and 1993:

- - ----------------------------------------------------------------------------
Reserve for Loan Losses
- - ----------------------------------------------------------------------------
(In thousands)                                         1994            1993
- - ----------------------------------------------------------------------------
Balance at January 1                                 $19,986         $25,581
Additions
  Recoveries                                             744             992
  Provisions                                               _          (7,654)
  Reserves of acquired banks                               _           1,241
Less _ Charge-offs                                      (913)         (1,516)
- - ----------------------------------------------------------------------------
Balance at June 30                                   $19,817         $18,644
============================================================================

     The level of the reserve for loan losses as compared to nonperforming loans and total loans is shown for the previous five quarters in the following table:
- - -------------------------------------------------------------------------------
(Dollars in thousands)              6/30/94  3/31/94 12/31/93  9/30/93  6/30/93
- - -------------------------------------------------------------------------------
Total nonperforming loans            10,849  $13,147  $13,451  $12,985  $15,679
Reserve for loan losses              19,817   20,096   19,986   19,362   18,644
Reserve for loan losses as a % of
  nonperforming loans               182.66%  152.86%  148.58%  149.11%  118.91%
  Total loans                         1.84%    2.05%    2.14%    2.34%    2.34%




Other Real Estate and Assets Owned

     Net OREO decreased $3.9 million or 35.8% since year-end 1993 and $4.6 mil-lion or 39.8% from June 30, 1993. These reductions have primarily been the re-sult of sales. These levels are illustrated in the following five-quarter ta-ble:

- - ------------------------------------------------------------------------------
Other Real Estate and Assets Owned by Type
- - ------------------------------------------------------------------------------
(In thousands)                     6/30/94  3/31/94 12/31/93  9/30/93  6/30/93
- - ------------------------------------------------------------------------------
Land                               $ 6,561  $ 7,347  $ 8,791  $10,015  $11,884
Commercial-office buildings
  and motels                           827    2,166    2,487    2,703    2,621
Commercial-shopping centers              2        2      200      200        2
Residential-single family            1,047    1,256    1,631    1,787    1,848
Other                                  103      163      256       36       17
- - ------------------------------------------------------------------------------
    Total Other Real Estate and
      Assets Owned                   8,540   10,934   13,365   14,741   16,372
- - ------------------------------------------------------------------------------
Less Reserve for  Losses on
  Other Real Estate and Assets
  Owned                             (1,578)  (1,986)  (2,521)  (3,468)  (4,816)
- - ------------------------------------------------------------------------------
  Other Real Estate and Assets
     Owned, Net                    $ 6,962  $ 8,948  $10,844  $11,273  $11,556
==============================================================================


     Net income from the operation of OREO, exclusive of the provision for losses, amounted to $1.0 million and $1.5 million for the first six months of 1994 and 1993, respectively. The results of the operation of OREO include oper-ating income generated and gains from the sale of OREO properties, reduced by expenses related to the operation of OREO. Gross income from the operation of OREO for the six months ended June 30, 1994 totaled $1.3 million. This income included $1.2 million in gains from the sale of OREO.

Reserve for Other Real Estate and Assets Owned

     No provisions were made to the reserve for OREO during the first six months of 1994. This compares to $50 thousand provided during the first six months of 1993. Total OREO reserves amounted to $1.6 million (18.5% of gross
OREO carrying values) at June 30, 1994, compared to $2.5 million (18.9% of gross OREO carrying values) at December 31, 1993 and $4.8 million (29.4% of gross OREO carrying values) at June 30, 1993. OREO charge-offs (which include losses on sales and market value write-downs) for the first six months of 1994 amounted to $943 thousand compared to $477 thousand one year ago. The following table illustrates the changes in the reserve for the first six months of 1994 and 1993:

- - -------------------------------------------------------------------
Reserve for Losses on Other Real Estate and Assets Owned
- - -------------------------------------------------------------------
(In thousands)                                    1994         1993
- - -------------------------------------------------------------------
Balance at January 1                             $2,521      $5,001
Provisions for losses                                 _          50
Charge-offs                                        (943)       (477)
Reserves of acquired bank                             _         242
- - -------------------------------------------------------------------
Balance at June 30                               $1,578      $4,816
===================================================================

Asset and Liability Management

     A senior management committee, the Investment/Asset/Liability Committee, has the responsibility for monitoring and coordinating the asset and liability positions, interest rate sensitivity, liquidity and other resource planning strategies of Liberty on an ongoing basis. This committee monitors the antici-pated effects of interest rate changes on both earnings and market value of capital of interest rate moves from 50 to 400 basis points. In addition, the committee has recommended policies, which the Board of Directors has adopted, setting limits within which the asset/liability risk positions are to be main-tained.

     As a result of increased holdings of loans and marketable investment secu-rities, Liberty was a net purchaser of federal funds averaging $80.8 million for the first six months of 1994 compared to a $20.2 million net seller of fed-eral funds for the same period in 1993.

     Liquidity is the ability to meet financial obligations for the payment of funds. Some of the sources of funds to provide liquidity include core depos-its, large certificates of deposit, federal funds purchased from both upstream and downstream banks, sale of securities under agreements to repurchase, Treas-ury Tax and Loan accounts, investment securities held in the available for sale account which can be sold or pledged for borrowing at the Federal Reserve dis-count window or the Federal Home Loan Bank and the availability of loans and investment securities held in the held-to-maturity account which can be pledged for borrowings at the Federal Reserve discount window or the Federal Home Loan
Bank.

     Liberty's long-standing policy is to maintain as balanced a position in interest-sensitive assets and liabilities as possible with a goal to achieve consistent interest margins in all interest rate environments. Liberty is li-ability sensitive largely due to the short-term nature of its deposits, espe-cially savings and money market accounts, and short-term borrowings. Because of this liability sensitivity, Liberty's net interest margin may be vulnerable to upward trends in interest rates. The net interest margin of Liberty has not been significantly impacted by this year's increase in interest rates because the rates on short-term deposits have not been proportionately increased. Lib-erty monitors its interest-sensitivity posture on a continuing basis to ensure that interest rate changes do not create a material adverse impact. Liberty also adjusts its asset and liability structures, to the extent possible, to al-low for projected rate changes.

Capital Funds

     Equity capital as a percentage of total assets amounted to 8.5% at June
30, 1994 compared to 8.5% at December 31, 1993 and 8.4% at June 30, 1993.

     Capital adequacy is measured by banking regulators using the following capital criteria and ratios. Tier 1 capital for bank holding companies in-cludes common equity and perpetual preferred stock (subject to certain limita-tions) minus intangible assets. Tier 2 capital includes supplementary elements such as limited amounts of reserve for loan losses, perpetual preferred stock
(in excess of Tier 1 limits), subordinated debt and other items. The leverage ratio, defined as Tier 1 capital divided by average adjusted total assets, lim-its the amount of leverage a bank can undertake because of the ratio's emphasis on equity or core capital. Liberty's leverage ratio was 8.24% on Tier 1 capital of $211.1 million at June 30, 1994 compared to 7.87% on $197.8 million at De-cember 31, 1993 and 8.52% on $192.0 million at June 30, 1993. All but the most highly-rated banks are required to carry a minimum leverage ratio of 3% plus a cushion of 1 to 2%.

     The risk-based capital ratio, defined as total capital (Tier 1 plus Tier
2) divided by risk-weighted assets, is the regulators' other primary de-
terminant of capital adequacy and was designed principally as a measure of
credit risk.  Banking organizations have been given a risk-based capital   ra-
tio requirement of 8%.  The Federal Deposit Insurance Corporation assesses in-
surance premiums based in part on the level of capital with banks which are
"well capitalized" paying assessments at lower rates.  Liberty's and its sub-
sidiary banks' capital ratios are significantly higher than the current guide-
lines and the subsidiary banks are "well capitalized" for deposit insurance as-
sessment purposes.  Liberty had a risk-based capital ratio at June 30, 1994 of
15.23%. This compares to 15.37% at December 31, 1993 and 18.31% at June 30,
1993. Liberty Oklahoma City and Liberty Tulsa had risk-based capital ratios at
June 30, 1994 of 13.46% and 16.17%, respectively.


Parent Company Funding Sources and Dividends

     At June 30, 1994, the parent company had cash and interest-bearing depos-its of $4.4 million compared to $6.2 million at year-end 1993 and $4.8 million at June 30, 1993. The primary changes in the funding position of the parent company since year-end 1993 were due to the repayment of intercompany accounts payable recorded at year-end, the payment of dividends and advances to subsidi-aries offset by dividends received from subsidiary banks. The parent company's ability to fund various operating expenses and dividends is generally dependent on parent-only earning power, cash reserves and funds derived from its subsidi-aries, principally Liberty Oklahoma City and Liberty Tulsa. These funds his-torically have been provided primarily by intercompany dividends and management fees. Management fees are generally limited to reimbursement of actual ex-penses. It is anticipated that the parent company's recurring cash sources will continue to include management fees from subsidiaries, proceeds from the sale of other assets (principally other real estate and assets owned) and re-tained rights to any gains from the sales of mortgage servicing and other as-sets. Dividends are paid by the subsidiary banks from time to time to support the parent company's activities. Liberty Oklahoma City and Liberty Tulsa are limited in their ability to pay dividends based on applicable provisions of the National Bank Act pertaining to earnings and undivided profits. As of June 30, 1994 the ability of Liberty Oklahoma City and Liberty Tulsa to pay dividends without regulatory approval was limited to $35.3 million and $18.3 million, respectively.

     Liberty paid two quarterly cash dividends of $.15 per common share in the first six months of 1994, totaling $2.8 million. During the same period in 1993, Liberty paid one quarterly cash dividend of $.10 per common share, total-ing $894 thousand. It is expected that cash dividends will continue if justi-fied by Liberty's earnings, capital adequacy and financial condition.

     In management's opinion, the parent company's current liquidity and cash sources are anticipated to be adequate to meet its obligations in the near term.



Selected Statistical Information                                                             Liberty Bancorp, Inc.
- - -------------------------------------------------------------------------------------------------------------------
Consolidated Summary of Quarterly Financial Information
(In thousands, except per share data)
For the quarter ended                                     6/30/94     3/31/94     12/31/93     9/30/93     6/30/93
- - -------------------------------------------------------------------------------------------------------------------
Interest income                                           $34,129     $32,458      $34,015     $31,143     $31,152
Interest income (tax equivalent)                           34,703      33,088       34,603      31,702      31,722
Interest expense                                           15,019      13,222       13,453      13,166      13,342
Net interest income                                        19,110      19,236       20,562      17,977      17,810
Provisions for loan losses                                      _           _          206          85      (2,737)
Trust fees                                                  4,010       4,160        3,715       3,975       3,846
Mortgage banking income                                     1,625       1,765        1,913       1,871       1,987
Other noninterest income                                    9,318       8,882       10,178       7,560       7,920
Noninterest expense                                        28,004      28,225       36,410      26,828      27,097
Net income                                                  5,157       4,952        6,262       3,428       5,144
Net income per share                                          .53         .51          .64         .35         .53

Common stock price range
  High                                                     $33.50      $28.25       $34.00      $35.50      $34.25
  Low                                                       27.25       26.50        28.00       32.50       28.75
  Close                                                     31.50       27.75        28.00       35.50       32.75
At Quarter End
  Shares of Common Stock, net of treasury stock
    Outstanding                                             9,484       9,478        9,478       9,478       9,477
    Fully-diluted                                           9,825       9,780        9,775       9,782       9,774




Average Balances/Net Interest Margin/Rates (1)
- - ---------------------------------------------------------------------------------------------------------------
First six months                                      1994                                   1993
- - ----------------------------------------------------------------------------------------------------------------
                                          Average             Average            Average              Average
(In thousands)                            Balance   Interest    Rate             Balance   Interest    Rate
- - ---------------------------------------------------------------------------------------------------------------
Assets
Loans (2)                              $   981,440   $36,530   7.51 %         $   744,211    $29,187   7.91 %
Investment securities (3)
  Taxable                                1,102,288    27,815   5.09             1,058,969     30,747   5.86
  Nontaxable                                52,950     2,295   8.74                52,496      2,164   8.31
Trading account securities                   3,775       117   6.25                 4,065        126   6.25
- - -------------------------------------- ------------- --------- -------------- -------------- --------- --------
Total securities                         1,159,013    30,227   5.26             1,115,530     33,037   5.97
Federal funds sold and securities
  purchased under agreements to
  resell and other                          54,980     1,034   3.79               143,661      2,192   3.08
- - -------------------------------------- ------------- --------- -------------- -------------- --------- --------
Total earning assets                     2,195,433    67,791   6.23             2,003,402     64,416   6.48
Cash and due from banks-
  noninterest-bearing                      257,482                                261,660
Reserve for loan losses                    (20,009)                               (23,924)
Other assets                               153,898                                137,485
                                       -------------                          --------------
      Total assets                      $2,586,804                             $2,378,623
                                       =============                          ==============

Liabilities and Shareholders'
  Investment
Interest-bearing deposits
  Savings and money market
    accounts                           $   702,395   $ 8,810   2.53 %         $   588,811    $ 7,880   2.70 %
  Other time deposits                      764,333    15,381   4.06               726,537     15,452   4.29
- - -------------------------------------- ------------- --------- -------------- -------------- --------- --------
  Total interest-bearing deposits        1,466,728    24,191   3.33             1,315,348     23,332   3.58
Federal funds purchased and
  securities sold under agreements
  to repurchase                            135,747     2,371   3.52               123,470      1,754   2.86
Other borrowings                            92,191     1,679   3.67               114,489      1,778   3.13
Long-term debt                                   _         _      _                 8,979        350   7.86
- - -------------------------------------- ------------- --------- -------------- -------------- --------- --------
    Total interest-bearing liabilities   1,694,666    28,241   3.36             1,562,286     27,214   3.51
Demand deposits                            639,665                                588,806
Other liabilities                           25,390                                 27,461
Shareholders' investment                   227,083                                200,070
                                       -------------                          --------------
    Total liabilities and
      shareholders' investment          $2,586,804                             $2,378,623
                                       =============                          ==============
Interest income/earning assets                       $67,791   6.23 %                        $64,416   6.48
Interest expense/earning assets                       28,241   2.59                           27,214   2.74
                                                     -------   ------                        -------   ------
Net interest margin                                  $39,550   3.64 %                        $37,202   3.74 %
                                                     =======   ======                        =======   ======

(1) Income and rates shown on a tax-equivalent basis have been computed based on the statutory rate of 35%.
(2) Includes nonaccrual loans.
(3) Includes available for sale securities at amortized cost for all years presented.



Average Balances/Net Interest Margin/Rates (1)
- - ---------------------------------------------------------------------------------------------------------------
Three months ended                              June 30, 1994                           March 31, 1994
- - ----------------------------------------------------------------------------------------------------------------
                                          Average             Average            Average              Average
(In thousands)                            Balance   Interest    Rate             Balance   Interest    Rate
- - ---------------------------------------------------------------------------------------------------------------
Assets
Loans (2)                              $1,012,846    $19,282   7.64 %         $   949,684    $17,248   7.37 %
Investment securities (3)
  Taxable                               1,048,016     13,554   5.19             1,157,164     14,261   5.00
  Nontaxable                               52,476      1,081   8.26                53,431      1,214   9.21
Trading account securities                  3,730         62   6.67                 3,820         55   5.84
- - -------------------------------------- ------------- --------- -------------- -------------- --------- --------
Total securities                        1,104,222     14,697   5.34             1,214,415     15,530   5.19
Federal funds sold and securities
  purchased under agreements to
  resell and other                         71,577        724   4.06                38,198        310   3.29
- - -------------------------------------- ------------- --------- -------------- -------------- --------- --------
Total earning assets                    2,188,645     34,703   6.36             2,202,297     33,088   6.09
Cash and due from banks-
  noninterest-bearing                     253,410                                 261,599
Reserve for loan losses                   (20,071)                                (19,947)
Other assets                              153,711                                 154,087
                                       -------------                          --------------
      Total assets                     $2,575,695                              $2,598,036
                                       =============                          ==============

Liabilities and Shareholders'
  Investment
Interest-bearing deposits
  Savings and money market
    accounts                           $  709,365    $ 4,605   2.60 %          $  695,347    $ 4,205   2.45 %
  Other time deposits                     772,047      8,167   4.24               756,534      7,214   3.87
- - -------------------------------------- ------------- --------- -------------- -------------- --------- --------
  Total interest-bearing deposits       1,481,412     12,772   3.46             1,451,881     11,419   3.19
Federal funds purchased and
  securities sold under agreements
  to repurchase                           142,633      1,382   3.89               128,785        989   3.11
Other borrowings                           85,899        865   4.04                98,553        814   3.35
Long-term debt                                  _          _      _                     _          _     -_
- - -------------------------------------- ------------- --------- -------------- -------------- --------- --------
    Total interest-bearing liabilities  1,709,944     15,019   3.52             1,679,219     13,222   3.19
Demand deposits                           615,113                                 664,490
Other liabilities                          25,466                                  25,311
Shareholders' investment                  225,172                                 229,016
                                       -------------                          --------------
    Total liabilities and
      shareholders' investment         $2,575,695                              $2,598,036
                                       =============                          ==============

Interest income/earning assets                       $34,703   6.36 %                        $33,088   6.09 %
Interest expense/earning assets                       15,019   2.75                           13,222   2.43
                                                     -------   ------                        -------   ------
Net interest margin                                  $19,684   3.61 %                        $19,866   3.66 %
                                                     =======   ======                        =======   ======

(1) Income and rates shown on a tax-equivalent basis have been computed based on the statutory rate of 35%.
(2) Includes nonaccrual loans.
(3) Includes available for sale securities at amortized cost for all years presented.





Average Balances/Net Interest Margin/Rates (1)
- - ------------------------------------------------------------------------------------------------------------------------------------
Three months ended                              December 31, 1993            September 30, 1993              June 30, 1993
- - ------------------------------------------------------------------------------------------------------------------------------------
                                           Average           Average     Average           Average     Average            Average
(In thousands)                             Balance   Interest  Rate      Balance   Interest  Rate      Balance   Interest  Rate
- - ------------------------------------------------------------------------------------------------------------------------------------
Assets
Loans (2)                               $  882,358   $18,205   8.19 %   $  801,665  $15,465   7.65 %  $  754,583   $14,858   7.90 %
Investment securities (3)
  Taxable                                1,162,816    14,882   5.08      1,129,398   14,632   5.14     1,094,243    15,075   5.53
  Nontaxable                                54,586     1,119   8.13         50,203    1,006   7.95        51,101     1,030   8.08
Trading account securities                   2,651        39   5.84          4,560       66   5.74         4,105        64   6.25
- - --------------------------------------- ------------ --------- -------- ----------- --------- ------- ------------ --------- -------
Total securities                         1,220,053    16,040   5.22      1,184,161   15,704   5.26     1,149,449    16,169   5.64
Federal funds sold and securities
  purchased under agreements to
  resell and other                          43,935       358   3.23         66,614      533   3.17        89,207       695   3.12
- - --------------------------------------- ------------ --------- -------- ----------- --------- ------- ------------ --------- -------
Total earning assets                     2,146,346    34,603   6.40      2,052,440   31,702   6.13     1,993,239    31,722   6.38
Cash and due from banks-
  noninterest-bearing                      267,252                         247,928                       255,600
Reserve for loan losses                    (19,839)                        (19,124)                      (21,500)
Other assets                               150,722                         144,357                       145,561
                                        ------------                    -----------                   ------------
      Total assets                      $2,544,481                      $2,425,601                    $2,372,900
                                        ============                    ===========                   ============

Liabilities and Shareholders'
  Investment
Interest-bearing deposits
  Savings and money market
    accounts                            $  686,680    $4,374   2.53%   $   629,150   $4,149   2.62%   $  593,535    $3,989   2.70%
  Other time deposits                      730,186     7,230   3.93        687,090    7,077   4.09       714,727     7,478   4.20
- - --------------------------------------- ------------ --------- -------- ----------- --------- ------- ------------ --------- -------
  Total interest-bearing Deposits        1,416,866    11,604   3.25      1,316,240   11,226   3.38     1,308,262    11,467   3.52
Federal funds purchased and
  securities sold under agreements
  to repurchase                            148,516     1,093   2.92         92,998      667   2.85       125,452       898   2.87
Other borrowings                            70,295       685   3.87        144,234    1,102   3.03       104,703       804   3.08
Long-term debt                               2,958        71   9.52          8,698      171   7.80         8,880       173   7.81
- - --------------------------------------- ------------ --------- -------- ----------- --------- ------- ------------ --------- -------
    Total interest-bearing liabilities   1,638,635    13,453   3.26      1,562,170   13,166   3.34     1,547,297    13,342   3.46
Demand deposits                            661,200                         622,562                       584,063
Other liabilities                           25,045                          24,377                        30,150
Shareholders' investment                   219,601                         216,492                       211,390
                                        ------------                    -----------                   ------------
    Total liabilities and shareholders'
        investment                      $2,544,481                      $2,425,601                    $2,372,900
                                        ============                    ===========                   ============

Interest income/earning assets                       $34,603   6.40%                $31,702   6.13%                $31,722   6.38%
Interest expense/earning assets                       13,453   2.49                  13,166   2.55                  13,342   2.68
                                                     --------- --------             --------- -------              --------- -------
Net interest margin                                  $21,150   3.91%                $18,536   3.58%                $18,380   3.70%
                                                     ========= ========             ========= =======             ========== =======

(1) Income and rates shown on a tax-equivalent basis have been computed based on the statutory rate of 35%.
(2) Includes nonaccrual loans.
(3) Includes available for sale securities at amortized cost for all years presented.



Consolidated Balance Sheet                                               Liberty Bancorp, Inc.
- - ----------------------------------------------------------------------------------------------
                                                          June 30,    December 31,   June 30,
(In thousands, except share data)                           1994         1993          1993
- - ----------------------------------------------------------------------------------------------
Assets
Cash and due from banks
  Noninterest-bearing                                   $  305,443    $  310,127   $  322,378
  Interest-bearing                                           1,472         2,587        8,757
Federal funds sold and securities
  purchased under agreements to resell                      90,025        24,565       95,475
Investment securities
  Trading                                                    4,395         1,891        2,077
  Available for sale                                       584,881       766,827       54,688
  Held to maturity                                         430,631       463,084    1,104,536
  Equity                                                    19,541        18,628       13,466
- - ------------------------------------------------------- ------------- ------------ -----------
    Total securities                                     1,039,448     1,250,430    1,174,767
- - ------------------------------------------------------- ------------- ------------ -----------
Loans                                                    1,076,327       936,000      796,140
  Less:  Reserve for loan losses                           (19,817)      (19,986)     (18,644)
- - ------------------------------------------------------- ------------- ------------ -----------
    Loans, net                                           1,056,510       916,014      777,496
- - ------------------------------------------------------- ------------- ------------ -----------

Property and equipment, net                                 67,016        64,152       56,375
Accrued income receivable                                   24,124        23,675       20,408
Accounts receivable                                         27,752        17,639       47,379
Deferred tax asset, net                                     18,003        13,584       11,471
Other real estate and assets owned, net                      6,962        10,844       11,556
Other assets                                                25,081        26,159       23,059
- - ------------------------------------------------------- ------------- ------------ -----------
    Total assets                                        $2,661,836    $2,659,776   $2,549,121
======================================================= ============= ============ ===========

Liabilities and Shareholders' Investment
Deposits
  Noninterest-bearing                                   $  638,157    $  689,227   $  679,021
  Interest-bearing                                       1,505,992     1,435,917    1,287,053
- - ------------------------------------------------------- ------------- ------------ -----------
    Total deposits                                       2,144,149     2,125,144    1,966,074
Other borrowings
  Federal funds purchased and securities
  sold under agreements to repurchase                       90,215       116,486       81,520
  Other                                                    149,365       161,626      222,357
Accrued interest, expenses and taxes                        15,009        15,503       13,947
Accounts payable                                            36,401        11,621       43,500
Long-term notes                                                  _             _        7,223
Other liabilities                                            1,398         2,151        1,589
- - ------------------------------------------------------- ------------- ------------ -----------
    Total liabilities                                    2,436,537     2,432,531    2,336,210
- - ------------------------------------------------------- ------------- ------------ -----------
Shareholders' Investment
Common stock ($.01 par value;
  50,000,000 shares authorized)                                 95            95           94
- - -------------------------------------------------------
                      June 30,  December 31,  June 30,
                        1994       1993         1993
- - -------------------------------------------------------
  Shares issued       9,483,593  9,477,870  9,476,870
  Shares outstanding  9,483,593  9,477,819  9,476,819
Capital surplus                                            211,806       211,708      211,720
Retained earnings                                           19,050        11,785        3,903
Treasury stock, at cost _
  51 common shares at December 31, 1993
  and June 30, 1993.                                             _            (1)          (1)
Unrealized security gains (losses),
   net of tax                                               (3,232)        6,184            _
Deferred compensation                                       (2,420)       (2,526)      (2,805)
- - ------------------------------------------------------- ------------- ------------ -----------
  Total shareholders' investment                           225,299       227,245      212,911
- - ------------------------------------------------------- ------------- ------------ -----------
  Total liabilities and
    shareholders' investment                            $2,661,836    $2,659,776   $2,549,121
======================================================= ============= ============ ===========

The accompanying notes are an integral part of these consolidated financial statements.






Consolidated Statement of Income                                        Liberty Bancorp, Inc.
- - ------------------------------------------------------------------------------------------------
June 30                                         Six Months Ended          Three Months Ended
(In thousands, except per share data)             1994          1993         1994          1993
- - ------------------------------------------------------------------------------------------------
Interest Income
  Loans                                         $36,167       $28,805      $19,126       $14,670
  Investments
    Taxable                                      27,815        30,747       13,554        15,075
    Nontaxable                                    1,469         1,393          672           659
    Trading                                         102           106           53            53
  Federal funds sold and other                    1,034         2,192          724           695
- - ----------------------------------------------- ------------- ------------ ------------- -------
      Total interest income                      66,587        63,243       34,129        31,152
- - ----------------------------------------------- ------------- ------------ ------------- -------
Interest Expense
  Deposits                                       24,191        23,332       12,772        11,467
  Other borrowings                                4,050         3,532        2,247         1,702
  Long-term notes                                     _           350            _           173
- - ----------------------------------------------- ------------- ------------ ------------- -------
      Total interest expense                     28,241        27,214       15,019        13,342
- - ----------------------------------------------- ------------- ------------ ------------- -------
Net Interest Income                              38,346        36,029       19,110        17,810
Provision for loan losses                             _        (7,654)           _        (2,737)
- - ----------------------------------------------- ------------- ------------ ------------- -------
Net Interest Income After Provision
  for Loan Losses                                38,346        43,683       19,110        20,547
- - ----------------------------------------------- ------------- ------------ ------------- -------
Noninterest Income
  Trust fees                                      8,170         7,818        4,010         3,846
  Service charges on deposits                     7,205         6,303        3,336         3,261
  Mortgage banking income                         3,390         3,665        1,625         1,987
  Trading account profits and commissions         2,278         2,803        1,110         1,358
  Loan fees                                       1,269           921          692           528
  Net securities gains                              489            59          101           125
  Other                                           6,959         5,935        4,079         2,648
- - ----------------------------------------------- ------------- ------------ ------------- -------
      Total noninterest income                   29,760        27,504       14,953        13,753
- - ----------------------------------------------- ------------- ------------ ------------- -------
Noninterest Expense
  Salaries                                       22,340        21,016       11,097        10,567
  Employee benefits                               5,122         4,402        2,451         2,016
  Equipment                                       4,467         3,777        2,282         1,998
  Professional and other services                 4,226         4,627        2,054         2,398
  Occupancy, net                                  4,227         4,017        2,095         2,045
  Data processing                                 3,305         2,953        1,763         1,456
  Printing, postage and supplies                  2,711         2,603        1,286         1,324
  Deposit insurance assessments                   2,155         2,253        1,078         1,132
  Advertising and business development            1,781         1,654          946           956
  Amortization of intangibles, including
    purchased mortgage servicing rights           1,284         2,260          629         1,503
  Net income from operation of other real
    estate and assets owned                      (1,046)       (1,504)        (295)         (782)
  Other                                           5,657         7,432        2,618         2,484
- - ----------------------------------------------- ------------- ------------ ------------- -------
      Total noninterest expense                  56,229        55,490       28,004        27,097
- - ----------------------------------------------- ------------- ------------ ------------- -------
Income Before Provision for Income Taxes         11,877        15,697        6,059         7,203
Provision for income taxes                        1,768         3,110          902         2,059
- - ----------------------------------------------- ------------- ------------ ------------- -------
Income Before Cumulative Effect of Change in
  Accounting Principle and Extraordinary Item    10,109        12,587        5,157         5,144
Cumulative effect of change in
  accounting principle                                _        14,255            _             _
- - ----------------------------------------------- ------------- ------------ ------------- -------
Net Income                                      $10,109       $26,842     $  5,157        $5,144
=============================================== ============= ============ ============= =======
Income Per Share (Primary and Fully-Diluted)
Income before cumulative effect of change in
  accounting principle                            $1.03       $  1.30         $.53          $.53
Cumulative effect of change in
  accounting principle                                _          1.48            _             _
- - ----------------------------------------------- ------------- ------------ ------------- -------
Net Income - Primary and Fully-Diluted            $1.03         $2.78         $.53          $.53
=============================================== ============= ============ ============= =======

The accompanying notes are an integral part of these consolidated financial statements.






Consolidated Statement of Shareholders' Investment                                                       Liberty Bancorp, Inc.
- - ------------------------------------------------------------------------------------------------------------------------------------
                                                                Retained                   Unrealized
                                                                Earnings                    Security                      Total
                                          Common   Capital    (Accumulated   Treasury        Gains         Deferred    Shareholders'
(Dollars in thousands)                     Stock   Surplus      Deficit)      Stock      (Losses), Net   Compensation   Investment
- - ------------------------------------------------------------------------------------------------------------------------------------
- - -------------------------------------------- ----- ------------ -------------- ----------- --------------- ------------- -----------
Balance January 1, 1993                      $88   $204,165     ($22,587)      ($1)        $     _         ($2,824)      $178,841
  Common stock issued in
   acquisitions (637,312 shares)               6      6,850          542         _               _               _          7,398
  Net income                                   _          _       26,842         _               _               _         26,842
  Dividends paid ($.10 per share)              _          _         (894)        _               _               _           (894)
  Amortization of deferred compensation        _          _            _         _               _              19             19
  Common stock issued to employee
   benefit plans (24,108 common shares)        _        705            _         _               _               _            705
- - -------------------------------------------- ----- ------------ -------------- ----------- --------------- ------------- -----------
Balance June 30, 1993                        $94   $211,720       $3,903       ($1)              _         ($2,805)      $212,911
============================================ ===== ============ ============== =========== =============== ============= ===========

Balance January 1, 1994                      $95   $211,708      $11,785       ($1)         $6,184         ($2,526)      $227,245
  Net income                                   _          _       10,109         _               _               _         10,109
  Dividends paid ($.30 per share)              _          _       (2,844)        _               _               _         (2,844)
  Amortization of deferred compensation        _          _            _         _               _             216            216
  Change in unrealized gains (losses) on
   available for sale securities, net of tax   _          _            _         _          (9,416)              _         (9,416)
  Purchase of treasury stock (19,475 shares)   _          _            _      (555)              _               _           (555)
  Common and treasury stock issued
   to employee benefit plans (5,733 common
   shares and 19,526 treasury shares)          _         98            _       556               _            (110)           544
- - -------------------------------------------- ----- ------------ -------------- ----------- --------------- ------------- -----------
Balance June 30, 1994                        $95   $211,806      $19,050         _         ($3,232)        ($2,420)      $225,299
============================================ ===== ============ ============== =========== =============== ============= ===========

The accompanying notes are an integral part of these consolidated financial statements.


Consolidated Statement of Cash Flows                                     Liberty Bancorp, Inc.
- - ----------------------------------------------------------------------------------------------
First six months (In thousands)                                         1994           1993
- - ----------------------------------------------------------------------------------------------
Cash provided (absorbed) by operating activities
Net income                                                           $  10,109      $  26,842
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Provisions for losses                                                    _         (5,660)
    Cumulative effect of change in accounting principle                      _        (14,255)
    Provision for income taxes                                           1,768          3,110
    Depreciation and amortization                                        4,579          4,746
    Net amortization of securities                                       6,983          4,511
    Gain on sale of assets                                              (5,029)        (4,232)
    Change in trading account securities                                   415          1,342
    Loans made for purposes of resale                                  (81,320)       (60,462)
    Proceeds from sale of loans held for resale                         52,988         55,073
    Change in accrued income and accounts receivable                     3,772         (5,515)
    Change in accrued interest, expenses and taxes, accounts payable
      and other liabilities                                              7,576         (2,130)
    Change in other assets                                                (881)           725
- - -------------------------------------------------------------------- -------------- ----------
      Net cash provided by operating activities                            960          4,095
- - -------------------------------------------------------------------- -------------- ----------

Cash provided (absorbed) by investing activities
  Maturities and paydowns on securities                                121,609        197,757
  Sales of securities                                                  509,693         84,467
  Purchases of securities                                             (438,501)      (421,336)
  Change in net loans made by bank subsidiaries                       (108,574)       (38,805)
  Principal payments received on loans made by parent
    company and nonbank subsidiaries                                     2,583            907
  Loans made to customers by nonbank subsidiaries                       (4,117)          (162)
  Expenditures for property and equipment                               (6,231)        (7,219)
  Proceeds from sale of property and equipment                              37            464
  Sale proceeds and collections from other real estate and
    assets acquired in settlement of loans                               4,458          6,086
  Cash and cash-equivalents received in financial institution
    acquisitons, net of consideration                                        _          9,105
  Sales of mortgage servicing contracts                                    287              _
  Purchases of mortgage servicing contracts                               (161)          (113)
- - -------------------------------------------------------------------- -------------- ----------
     Net cash provided (absorbed) by investing activities               81,083       (168,849)
- - -------------------------------------------------------------------- -------------- ----------

Cash provided (absorbed) by financing activities
  Change in savings and demand deposits                                (18,807)       (10,630)
  Change in time deposits                                               37,812        (49,857)
  Change in short-term borrowings                                      (38,532)        16,794
  Payment on long-term notes                                                 _           (322)
  Proceeds from issuance of common stock to
    employees' and shareholders' plans                                     544            520
  Purchase of treasury stock                                              (555)             _
  Dividends paid on common stock                                        (2,844)          (894)
- - -------------------------------------------------------------------- -------------- ----------
     Net cash absorbed by financing activities                         (22,382)       (44,389)
- - -------------------------------------------------------------------- -------------- ----------
   Net change in cash and cash equivalents                              59,661       (209,143)
   Cash and cash equivalents at December 31                            337,279        635,753
- - -------------------------------------------------------------------- -------------- ----------
   Cash and cash equivalents at June 30                               $396,940       $426,610
==================================================================== ============== ==========

Interest paid during the first six months of 1994 and 1993 totaled $29,319,000 and $29,178,000, respectively.
Income taxes paid during the first six months of 1994 and 1993 totaled $935,000 and $150,000, respectively.
Net transfers of loans to other real estate owned during the six months of 1994 and 1993 totaled approximately
  (697,000) and $839,000, respectively.
Loans made to finance sales of other real estate and assets owned totaled approximately $630,000 in the first six months of 1994 and 1993.

The accompanying notes are an integral part of these consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS               Liberty Bancorp, Inc.

Note 1  Accounting Policies

     The condensed financial statements included herein have been prepared by Liberty Bancorp, Inc. ("Liberty") without audit, and include all adjustments which, in the opinion of management, are of a normal recurring nature and are necessary to present fairly the results of the interim periods, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain in-formation and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. Certain reclassi-fications have been made to provide consistent financial statement classi-fications in the periods presented herein. Such reclassifications had no ef-fect on net income or total assets.

     It is suggested that these condensed financial statements be read in con-junction with the financial statements and the notes thereto included in Lib-erty's 1993 annual report on Form 10-K.


Note 2  Earnings Per Share

     Earnings per share are calculated using Liberty's weighted average common and common-equivalent shares (primarily stock options) outstanding during the periods. The weighted average number of shares used to compute primary and fully-diluted earnings per share are presented below.

- - ---------------------------------------------------------------------------
                                        Six Months           Three Months
                                           Ended                 Ended
- - ---------------------------------------------------------------------------
June 30 (In thousands)                 1994     1993         1994     1993
- - ---------------------------------------------------------------------------
Weighted average shares outstanding
Primary                                9,798    9,714        9,809    9,764
Fully-diluted                          9,818    9,719        9,822    9,771

Note 3  Acquisitions

Purchase Transactions _ On August 1, and October 1, 1993, Liberty acquired the First Oklahoma Bank and Trust Co. of Edmond and The First National Bank of Ed-mond, respectively, for a total cash purchase price of $20,148,000. The trans-actions were accounted for as purchases. Total assets acquired amounted to ap-proximately $142,155,000. For each of these acquisitions, the consolidated statements of income includes only the income and expense of the acquired banks since acquisition. The purchase price was allocated to the net assets acquired based on their estimated fair values with the excess allocated to cost in ex-cess of net assets acquired. The effect on Liberty's results of operations for 1993, had these transactions occurred at the beginning of the year, was not significant.

Poolings-of-Interests _ The following table presents the business combinations occurring during 1993 which have been accounted for as poolings-of-interests. A total of 637,312 shares of common stock were issued in connection with these business combinations. Adjustments to conform the acquired banks' accounting policies to those of Liberty were not material.

- - ---------------------------------------------------------------
(In thousands)                                         Assets
                                                      Acquired
- - ---------------------------------------------------------------
First National Bank of Jenks                          $  33,408
Midwest National Bank                                    38,581
Bank of Tulsa                                            62,820
- - ---------------------------------------------------------------
  Total                                                $134,809
===============================================================

     The following table shows the effect of the three banks' prior results of operations for the first six months of 1993.


- - -----------------------------------------------------------------------------
                                                           Pooled
(In thousands)                                   Liberty   Banks     Combined
- - -----------------------------------------------------------------------------
Interest income                                  $59,332   $3,911     $63,243
Net interest income                               33,541    2,488      36,029
Cumulative effect of change in accounting
  principle                                       14,412     (157)     14,255
Net income                                        26,423      419      26,842


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




                                  PART II
                             OTHER INFORMATION
           Item 4:  Submission of Matters to a Vote of Shareholders

	The 1994 Annual Meeting of Shareholders of Liberty Bancorp, Inc. was held April 20, 1994. The meeting included the election of members of the Board of Directors whose terms expired at the meeting. The members elected were Robert
S. Ellis, M.D., Edward C. Lawson, Jr., Charles E. Nelson and William G. Paul.
The vote for all nominees was as follows:

                  For                          Withhold Authority
                  ---                          ------------------
               7,718,342                               3,697

Directors whose terms did not expire at the meeting and who continued in office were Molly Shi Boren, Donald L. Brawner, M.D., Thomas G. Donnell, Martin E. Fate, Jr., William J. Fisher, Jr., C.W. Flint, Jr., James L. Hall, Jr., Raymond
H. Hefner, Jr., Walter H. Helmerich, III, Joseph S. Jankowsky, John E. Kirk-patrick, Judy Z. Kishner, David L. Kyle, Herb Mee, Jr., V. Lee Powell, Jon R. Stuart, Robert E. Torray and John S. Zink.



                           Liberty bancorp, Inc.

                                 Form 10-Q

                     For the Quarter Ended June 30, 1993

                            Cross-Reference Index

Part I    Financial Information
          ITEM 1.    Financial Statements
                     Consolidated Balance Sheet
                     Consolidated Statement of Income
                     Consolidated Statement of Shareholders' Investment Consolidated Statement of Cash Flows
Item 2    Management's Discussion and Analysis of Financial Condition and
            Results of Operations (Financial Review)

Part II.
Item 4.   Submission of Matters to a Vote of Shareholders
Item 6.   Exhibits and Reports of Form 8-K
          (a)  Exhibits:  None
          (b)  Reports on Form 8-K:  None

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

Dated: August 15, 1994