Form 10-Q
period 1994-09-30
LIBERTY BANCORP INC /OK/
filed 1994-11-15
CIK 737287

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   September 30, 1994

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

Yes    X      No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                       Outstanding as of November 14, 1994
            -----                     -----------------------------------
         Common Stock                              9,488,182








                          LIBERTY BANCORP, INC.
                       THIRD QUARTER REPORT 1994

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




FINANCIAL HIGHLIGHTS                                                                       Liberty Bancorp, Inc.
- ----------------------------------------------------------------------------------------------------------------
September 30                                                     Nine Months Ended           Three Months Ended
(In thousands, except per share data)                     1994          1993          1994          1993
- ----------------------------------------------------------------------------------------------------------------
For the Third Quarter
  Total Revenues                                      $  145,411    $  135,296    $   49,064    $   44,549
  Net Interest Income                                     57,886        54,006        19,540        17,977
  Provision for Loan Losses                                    _        (7,569)            _            85
  Trust Fees                                              11,941        11,793         3,771         3,975
  Mortgage Banking Income                                  4,824         5,536         1,434         1,871
  Other Noninterest Income                                26,102        23,581         7,902         7,560
  Noninterest Expense                                     83,559        82,318        27,330        26,828
  Provision for income taxes                              (3,523)        4,152        (5,291)        1,042
  Cumulative Effect of Change in Accounting
    Principle                                                  _        14,255             _             _
  Net Income                                              20,717        30,270        10,608         3,428
  Per Share Data _ Primary and Fully-diluted
    Income Before Cumulative Effect of Change in
      Accounting Principle                                  2.11          1.65          1.08           .35
    Net Income                                              2.11          3.11          1.08           .35
    Cash Dividends Declared                                  .45           .20           .15           .10
- ----------------------------------------------------- ------------- ------------- ------------- ----------------
At September 30
  Loans                                               $1,118,414    $  827,238    $1,118,414    $  827,238
  Earning Assets                                       2,163,284     2,231,541     2,163,284     2,231,541
  Assets                                               2,575,883     2,625,724     2,575,883     2,625,724
  Deposits                                             2,110,046     2,035,595     2,110,046     2,035,595
  Total Shareholders' Investment                         233,655       215,564       233,655       215,564
  Book Value per Common Share                              24.64         22.74         24.64         22.74
- ----------------------------------------------------- ------------- ------------- ------------- ----------------
Average Year-to-Date Balances
  Earning Assets                                      $2,180,306    $2,019,929    $2,150,545    $2,052,440
  Assets                                               2,567,099     2,394,454     2,528,330     2,425,601
  Deposits                                             2,087,349     1,915,830     2,049,881     1,938,802
  Total Shareholders' Investment                         227,379       205,604       227,960       216,492
- ----------------------------------------------------- ------------- ------------- ------------- ----------------
Ratios
  Capital Ratios
    Leverage                                                8.68 %        8.38 %        8.68 %        8.38 %
    Risk-based                                             15.41         17.04         15.41         17.04
  Average Shareholders' Investment as a % of
    Average Total Assets                                    8.86          8.59          9.02          8.93
  Average Earning Assets as a % of Average
    Total Assets                                           84.93         84.36         85.06         84.62
  Rate of Return, Before Cumulative Effect of
    Change in Accounting Principle, on
      Average Earning Assets                                1.27          1.06          1.96           .66
      Average Total Assets                                  1.08           .89          1.66           .56
      Average Total Shareholders' Investment               12.18         10.41         18.46          6.28
  Rate of Return on
      Average Earning Assets                                1.27          2.00          1.96           .66
      Average Total Assets                                  1.08          1.69          1.66           .56
      Average Total Shareholders' Investment               12.18         19.68         18.46          6.28
  Dividend Payout Ratio                                    21.33          6.43         13.89         28.57
  Operating Efficiency Ratio                               81.88         85.36         82.24         84.40
  Provision for Loan Losses as %
    of Average Loans                                           _         (1.33)            _           .04




Financial Review

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

General Conditions and Performance Summary:
First Nine Months of 1994 Compared to First Nine Months of 1993

     For the first nine months of 1994, Liberty reported net income of $20.7 million or $2.11 per common share. This compares to net income of $30.3 million or $3.11 per common share for the first nine months of 1993. Net income for the first nine months of 1993 included the cumulative effect of a change in accounting for income taxes of $14.3 million. For the first nine months of 1994 Liberty recorded a tax benefit of $3.5 million. This benefit is discussed further in "Income Taxes." The first nine months of 1993 also included a negative provision for loan losses of $7.6 million and a negative provision for other real estate and assets owned ("OREO") of $1.1 million offset by provisions for losses on mortgage receivables in process of foreclosure and corporate risk reserves of $1.8 million. No comparable provisions were made during the first nine months of 1994.

     During 1993 Liberty acquired Midwest National Bancshares, Inc., Tulbancorp, Inc. and The First National Bank of Jenks. These banking companies had respective assets of $38.6 million, $62.8 million and $33.4 million at the date of acquisition. These acquisitions were treated as poolings-of-interest and, accordingly, the 1993 results of operations have been restated for the entire year to reflect the results of the acquired companies. Liberty also acquired First Oklahoma Bank and Trust Co. of Edmond and The First National Bank of Edmond. These two banks had total assets of $142.2 million and were acquired as purchases and are included in results of operations from that date.

Net Interest Income

     On a tax-equivalent basis, net interest income for the first nine months of 1994 increased $3.8 million or 6.8% to $59.5 million from $55.7 million for the first nine months of 1993. The tax equivalent net interest margin was 3.65% for the first nine months of 1994 compared to 3.69% for the same period in 1993.

     Tax-equivalent interest income increased $8.1 million to $104.2 million for the first nine months of 1994 compared to $96.1 million in the same period of 1993 due predominately to the increase in loan volumes. Average loans increased $255.6 million (approximately $38.0 million from non-pooled bank acquisitions) and loan interest income increased $13.7 million. Loan yields decreased from 7.8% to 7.7% due primarily to fixed-rate real estate loans and consumer loans refinancing and repricing at lower rates. Decreases occurred in both securities' balances ($32.5 million) and yield (38 basis points) as a result of significant sales, maturities and early pay downs reinvested in a lower rate environment. These yield and volume mix changes resulted in the same earning asset yield of 6.4% for the comparative periods.

      Total interest expense increased to $44.7 million for the first nine months of 1994 compared to $40.4 million for the first nine months of 1993. This increase was attributable to the $152.2 million (approximately $98 million from non-pooled bank acquisitions) higher average interest-bearing deposit level. Liberty's cost of funds rate increased in 1994 to 3.5% equaling the same rate in 1993 which had declined for several quarters during a low rate environment. Market rates in general reversed direction in the first quarter of 1994 when the Federal Reserve Bank raised the bank borrowing discount rate for the first time since the middle of 1992. During the second and third quarters of 1994, the bank borrowing discount rate was increased three more times. Liberty's lowest cost of funds rate for the first nine months of 1994 was the first quarter's 3.2%. Average consumer deposit rates paid were primar-ily lower in 1994 due to significant maturities of certificates of deposit which were reinvested into savings and money market accounts or shorter-term, lower-rate certificates. However, offsetting this decline were increases in rates on large deposit liabilities and other borrowings.

Noninterest Income

     Noninterest income for the first nine months of 1994 increased $2.0 million or 4.8% from the first nine months of 1993. Service charges on deposits increased $1.2 million or 12.4%. Of this increase, $698 thousand is attributable to service charges on deposits of banks acquired, accounted for as a purchase, during the last nine months of 1993. As a result of poor market conditions, trading account profits decreased $801 thousand or 20.1%. Net securities gains totaled $360 thousand compared to $215 thousand in 1993.
Other noninterest income increased $1.8 million or 20.6% which included gains on the sale of mortgage servicing totaling $1.1 million and increased income from ATM fees and foreign exchange.

Noninterest Expense

     Noninterest expense (excluding net income from the operation of OREO, which is discussed separately below in "Other Real Estate and Assets Owned") decreased $212 thousand or .3% to $85.0 million for the first nine months of 1994 compared to $85.2 million for the same period one year ago. Decreases in noninterest expenses, in many categories, are offset by $2.6 million of costs attributable to acquired banks which affected several expense categories. A significant decrease was in other noninterest expense which decreased $1.9 million or 18.7%, primarily as a result of provisions in 1993 for losses on mortgage receivables in process of foreclosure and other corporate risk reserves.

     Salaries and employee benefits increased $2.1 million or 5.4% from the first nine months of 1993. Other than base salary increases, 1994 includes $1.1 million in salary and benefits for employees of new banking center locations. Equipment expense increased $989 thousand or 17.1% primarily due to increased depreciation on new data processing and other equipment.

     The amortization of intangibles decreased $1.5 million or 44.5% as a result of accelerated write-offs in 1993 of the intangibles associated with purchased mortgage servicing rights due to refinancings. The amortization on these rights have decreased $2.1 million as compared to the first nine months of 1993. This decrease is partially offset by the amortization of bank acquisition premiums which increased $568 thousand.

     The operating efficiency ratio is defined as noninterest expense as a percent of net interest income on a tax equivalent basis plus noninterest income less security gains or losses. Liberty's efficiency ratio for the first nine months of 1994 was 81.9% compared to 85.4% for the same period in 1993. Liberty with the assistance of an outside consultant has completed review of its operations and is implementing plans to achieve increased revenues and greater operational efficiencies in 1994 and beyond.

Income Taxes

     Liberty recorded a net income tax benefit of $3.5 million for the first nine months of 1994 compared with net income tax expense of $4.2 million during the same period of 1993. The net income tax benefit in 1994 resulted from Liberty's determination that it would generate sufficient taxable income in future periods to use a significant portion of its net operating loss carryforwards which had been impaired in 1993. The benefit realized through the nine months ended September 30, 1994 from net operating loss carryforwards expected to be utilized in future periods was approximately $8.8 million.

     Liberty adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109") in the first quarter of 1993. This standard required, among other things, recognition of future tax benefits, measured by enacted tax rates, attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to the future tax benefit of net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. Similarly, future tax liabilities were also required to be recognized. The adoption of SFAS No. 109 resulted in a deferred asset, net of valuation allowances and related benefit of $14.3 million or $1.46 per share on January 1, 1993. This change is reflected on the income statement as a cumulative effect of change in accounting principle.

Performance Summary:  Third Quarter of 1994
Compared to Third Quarter 1993

     During the third quarter of 1994, the Company reported net income of $10.6 million or $1.08 per common share, compared to net income of $3.4 million or $.35 per share, for the third quarter of 1993. The third quarter of 1994 included an income tax benefit of $5.3 million compared to an income tax expense of $1.0 million for the same period in 1993. As a result, income before the provision for income taxes for the third quarters of 1994 and 1993 was $5.3 million and $4.5 million, respectively.

Net Interest Income

     On a tax-equivalent basis, net interest income for the third quarter of 1994 increased $1.5 million or 7.9% to $20.0 million from $18.5 million in the third quarter of 1993, due primarily to the increase in earning assets. The tax-equivalent net interest margin was 3.7% for the third quarter of 1994 compared to 3.6% for the same period one year ago.

     Tax-equivalent interest income increased $4.7 million to $36.4 million for the third quarter of 1994 compared to $31.7 million in the same period of 1993 due primarily to the increase in loan volumes of $291.8 million (approximately $26 million from non-pooled acquisitions) and rates. The yield on average loans increased to 7.9% from 7.6% but was partially offset by fixed-rate real estate and consumer loans refinancing and repricing at lower rates. Funding for the increased loan levels was provided by pay downs and maturities of investment securities and increased deposit levels.

     Total interest expense amounted to $16.4 million for the third quarter of 1994 compared to $13.2 million in the same period of 1993, primarily reflecting higher levels of interest-bearing liabilities and higher interest rates. Interest-bearing deposits increased by $153.9 million (approximately $81 million from non-pooled acquisitions). Higher rates occurred in the large deposit liabilities and other borrowings where some maturities have been extended.

Noninterest Income

     Noninterest income decreased $299 thousand or 2.2% in the third quarter of 1994 compared to the third quarter of 1993. The most significant decrease was in mortgage banking income which decreased $437 thousand or 23.4% as a result of a smaller servicing portfolio due to sales in previous periods.

Noninterest Expense

     Noninterest expense (excluding net income from the operation of OREO) decreased $493 thousand or 1.8%. The level of salaries and other expenses is beginning to show the effects of management's expense reduction efforts but are partially offset by increases in several expense categories attributable to acquired banks of $610 thousand. The largest decrease was in the amortization of intangibles which decreased $506 thousand as a result of accelerated write-offs in 1993 of the intangibles associated with purchased mortgage servicing rights due to refinancings.

     The operation of OREO in the third quarter of 1994 produced income of $409 thousand compared to $1.4 million in the third quarter of 1993. The decrease is primarily due to sales of income-producing properties. Income from gains on sales increased to $488 thousand from $353 thousand.

Credit Risk Management

     Nonperforming assets include nonperforming loans and other real estate and assets owned net of reserves. Total nonperforming assets have decreased $6.8 million or 28.2% to $17.5 million since year-end 1993 and one year ago. The decreasing level of nonperforming assets is shown for the previous five quarters in the following table:

- -------------------------------------------------------------------------------
Nonperforming Assets
- -------------------------------------------------------------------------------
                                 9/30/94  6/30/94  3/31/94  12/31/93  9/30/93
- -------------------------------------------------------------------------------
Nonperforming loans and other
  real estate and assets owned,
  gross, as a % of
    Total loans and other real
      estate and assets owned     1.68%    1.79%    2.43%     2.82%    3.29%
    Total assets                   .74%     .73%     .88%     1.01%    1.06%

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

Loan Concentrations

     Loan concentrations are an important factor in the assessment of risk in the loan portfolio. The percentage composition of the loan portfolio for the last five quarters is reflected in the following table:

- -------------------------------------------------------------------------------
Loan Portfolio
- -------------------------------------------------------------------------------
                               9/30/94   6/30/94   3/31/94   12/31/93   9/30/93
- -------------------------------------------------------------------------------
Commercial                      41.7%     40.1%     39.6%      40.8%     41.9%
Energy                           6.1       6.6       5.8        6.1       7.4
Real estate - construction       8.8       9.0       9.4        9.1      10.7
Real estate - mortgage          21.6      21.8      21.9       21.3      20.6
Correspondent and regional       1.6       1.7       1.9        1.8       2.4
Personal                        20.2      20.8      21.4       20.9      17.0

    Loans not expected or intended to be held until maturity are termed "held for sale." These loans are carried at the lower of cost or estimated market value and any adjustments are reflected as a reduction of noninterest income. At September 30, 1994, these loans, primarily residential real estate mortgage loans, totaled $15.5 million compared to $26.5 million at December 31, 1993 and $17.3 million at September 30, 1993.

Nonperforming Loans

     Nonperforming loans decreased by $3.0 million or 22.6% since December 31, 1993 and decreased by $2.6 million or 19.8% from one year earlier. Of the nonperforming loans at September 30, 1994, 63.0% were real estate-related.

     Nonperforming loans for the past five quarters are shown in the following table:

- -------------------------------------------------------------------------------
Nonperforming Loans
- -------------------------------------------------------------------------------
(In thousands)                9/30/94   6/30/94   3/31/94   12/31/93   9/30/93
- -------------------------------------------------------------------------------
  Nonaccrual                   $8,350    $9,228   $11,173    $10,138   $11,685
  Restructured                      _         _         _          _         _
  Past due 90 days or more      2,066     1,621     1,974      3,313     1,300
- -------------------------------------------------------------------------------
    Total nonperforming loans $10,416   $10,849   $13,147    $13,451   $12,985
===============================================================================
Nonperforming loans as a % of
  total loans                    0.93%     1.01%     1.34%      1.44%     1.57%


- -------------------------------------------------------------------------------
Analysis of Nonperforming Loans by Type
- -------------------------------------------------------------------------------
(In thousands)                9/30/94   6/30/94   3/31/94   12/31/93   9/30/93
- -------------------------------------------------------------------------------
Commercial and other          $ 1,621   $ 1,985   $ 3,313    $ 3,604   $ 3,180
Energy                            512       432       449        632       543
Real estate - construction      2,522     2,691     2,938      3,236     2,290
Real estate - mortgage          4,037     4,522     5,244      5,135     6,176
Correspondent and regional          _         _         _          _         _
Personal                        1,724     1,219     1,203        844       796
- -------------------------------------------------------------------------------
    Total nonperforming loans $10,416   $10,849   $13,147    $13,451   $12,985
===============================================================================


     The following table reflects the levels of performance of nonaccrual loans as of September 30, 1994:

- -------------------------------------------------------------------------------
                                    Contractual          Carrying
(In thousands)                        Balance             Balance
- -------------------------------------------------------------------------------
Contractually current                 $8,631              $5,875
Contractually past due -
  with substantial performance         1,106                 811
  with limited performance             5,469               2,815
  with no performance                  2,779               2,184
- -------------------------------------------------------------------------------
    Total nonaccrual loans           $17,985             $11,685
===============================================================================

     In the above table, substantial performance is defined as loans that have met at least 85% of contractual payments during the past twelve months.
Limited performance includes those loans on which any payments have been made during the year. The gross interest income from nonaccrual and restructured loans _ had they been performing in accordance with their original terms _ would have been approximately $727 thousand for the nine months ended September 30, 1994. Payments received on a particular nonaccrual loan are generally applied to any principal balance before interest income is recorded. The amount of interest from these nonaccrual and restructured loans included in interest income was approximately $70 thousand for the first nine months of 1994.

     "Potential problem loans" are those loans which, although currently performing, have credit weaknesses such that management has serious doubts as to the borrowers' future ability to comply with present terms, and thus may
result in a change to nonperforming status.  Management has   identified,
through internal credit ratings, certain performing loans which demonstrate some deterioration in credit quality and, accordingly, are monitored more carefully. At September 30, 1994, these loans totaled $14.3 million, compared to $17.0 million at December 31, 1993 and $3.4 million at September 30, 1993. Of these amounts, approximately $97 thousand, $98 thousand and $138 thousand represented letters of credit and unfunded loan commitments at September 30, 1994, December 31, 1993, and September 30, 1993, respectively. Exposure to loss of principal on such loans and commitments has been considered in the establishment of the reserve for loan losses.

Reserve for Loan Losses

     No provisions for loan losses were made during the first nine months of 1994. Provisions during the first nine months of 1993 amounted to a negative $7.6 million. The negative provisions were made following discussions with regulators and an assessment to reduce the reserves to a level deemed appropriate for the anticipated inherent losses in the current loan portfolio.

The following table summarizes the reserve for loan loss activity for the first nine months of 1994 and 1993:

- -------------------------------------------------------------------------------
Reserve for Loan Losses
- -------------------------------------------------------------------------------
(In thousands)                                          1994        1993
- -------------------------------------------------------------------------------
Balance at January 1                                  $19,986     $25,581
Additions
  Recoveries                                            1,053       1,997
  Provisions                                                _      (7,569)
  Reserves of acquired banks                                _       1,241
Less _ Charge-offs                                     (1,422)     (1,888)
- -------------------------------------------------------------------------------
Balance at September 30                               $19,617     $19,362
===============================================================================

     The level of the reserve for loan losses as compared to nonperforming loans and total loans is shown for the previous five quarters in the following table:
- -------------------------------------------------------------------------------
(Dollars in thousands)         9/30/94   6/30/94   3/31/94  12/31/93   9/30/93
- -------------------------------------------------------------------------------
Total nonperforming loans       10,416    10,849   $13,147   $13,451   $12,985
Reserve for loan losses         19,617    19,817    20,096    19,986    19,362
Reserve for loan losses as
    a % of
  Nonperforming loans           188.34%   182.66%   152.86%   148.58%   149.11%
===============================================================================
  Total loans                     1.75%     1.84%     2.05%     2.14%     2.34%
===============================================================================


Other Real Estate and Assets Owned

     Net OREO decreased $3.8 million or 35.1% since year-end 1993 and $4.2 million or 37.6% from September 30, 1993. These reductions have primarily been the result of sales. A five quarter historical analysis of OREO follows:

- -------------------------------------------------------------------------------
Other Real Estate and Assets Owned by Type
- -------------------------------------------------------------------------------
(In thousands)                   9/30/93  6/30/93  3/31/93   12/31/94  9/30/92
- -------------------------------------------------------------------------------
  Land                            $6,198   $6,561   $7,347    $8,791   $10,015
  Commercial-office buildings
    and motels                       801      827    2,166     2,487     2,703
  Commercial-shopping centers          2        2        2       200       200
  Residential-single family        1,501    1,047    1,256     1,631     1,787
  Other                               40      103      163       256        36
- -------------------------------------------------------------------------------
    Total Other Real Estate and
      Assets Owned                 8,542    8,540   10,934    13,365    14,741
- -------------------------------------------------------------------------------
Less Reserve for  Losses on
  Other Real Estate and Assets
  Owned                           (1,507)  (1,578)  (1,986)   (2,521)   (3,468)
- -------------------------------------------------------------------------------
  Other Real Estate and Assets
     Owned, Net                   $7,035   $6,962   $8,948   $10,844   $11,273
===============================================================================

     Net income from the operation of OREO, exclusive of the provision for losses, amounted to $1.5 million and $1.8 million for the first nine months of 1994 and 1993, respectively. The results of the operation of OREO include operating income generated and gains from the sale of OREO properties, reduced by expenses related to the operation of OREO. Gross income from the operation of OREO for the nine months ended September 30, 1994 totaled $1.9 million. This income included $1.7 million in gains from the sale of OREO.

Reserve for Other Real Estate and Assets Owned

     No provisions were made to the reserve for OREO during the first nine months of 1994. This compares to net negative provisions of $1.1 million provided during the first nine months of 1993. Total OREO reserves amounted to $1.5 million (17.6% of gross OREO carrying values) at September 30, 1994, compared to $2.5 million (18.9% of gross OREO carrying values) at December 31, 1993 and $3.5 million (23.5% of gross OREO carrying values) at September 30, 1993. OREO charge-offs (which include losses on sales and market value write-downs) for the first nine months of 1994 amounted to $1.0 million compared to $675 thousand one year ago. The following table illustrates the changes in the reserve for the first nine months of 1994 and 1993:

- -------------------------------------------------------------------------------
Reserve for Losses on Other Real Estate and Assets Owned
- -------------------------------------------------------------------------------
(In thousands)                                        1994       1993
- -------------------------------------------------------------------------------
Balance at January 1                                 $2,521     $5,001
Provisions for losses                                     _     (1,100)
Charge-offs                                          (1,014)      (675)
Reserves of acquired bank                                 _        242
- -------------------------------------------------------------------------------
Balance at September 30                              $1,507     $3,468
===============================================================================

Asset and Liability Management

     A senior management committee, the Investment/Asset/Liability Committee, has the responsibility for monitoring and coordinating the asset and liability positions, interest rate sensitivity, liquidity and other resource planning strategies of Liberty on an ongoing basis. This committee monitors the anticipated effects of interest rate changes on both earnings and market value of capital of interest rate moves from 50 to 400 basis points. In addition, the committee has recommended policies, which the Board of Directors has adopted, setting limits within which the asset/liability risk positions are to be maintained.

     As a result of increased holdings of loans, Liberty was a net purchaser of federal funds averaging $84.3 million for the first nine months of 1994 compared to $1.6 million for the same period in 1993.

     Liquidity is the ability to meet financial obligations for the payment of funds. Some of the sources of funds to provide liquidity include core deposits, large certificates of deposit, federal funds purchased from both upstream and downstream banks, sale of securities under agreements to repurchase, Treasury Tax and Loan accounts, investment securities held in the available for sale account which can be sold or pledged for borrowing at the Federal Reserve discount window or the Federal Home Loan Bank and the availability of loans and investment securities held in the held-to-maturity account which can be pledged for borrowings at the Federal Reserve discount window or the Federal Home Loan Bank.

     Liberty's long-standing policy is to maintain as balanced a position in interest-sensitive assets and liabilities as possible with a goal to achieve consistent interest margins in all interest rate environments. Liberty is liability sensitive largely due to the short-term nature of its deposits, especially savings and money market accounts, and short-term borrowings. Be-cause of this liability sensitivity, Liberty's net interest margin may be vulnerable to upward trends in interest rates. In the current quarter this position has been improved with some lengthening of deposit and other borrowing maturities. The net interest margin of Liberty has not been significantly impacted by this year's increase in interest rates because loan volume has increased and the rates on short-term deposits have not been proportionately increased. Liberty monitors its interest-sensitivity posture on a continuing basis to ensure that interest rate changes do not create a material adverse im-pact. Liberty also adjusts its asset and liability structures, to the extent possible, to allow for projected rate changes.

Capital Funds

     Shareholders' investment at September 30, 1994 was $233.7 million or 9.1% of total assets compared to 8.5% at December 31, 1993 and 8.2% at September 30, 1993. With the adoption of Statement of Financial Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), capital levels are subject to significant fluctuations from unrealized gains and losses due to changing market rates in available for sale investment securities.

     Capital adequacy is measured by banking regulators using the following capital criteria and ratios. Tier 1 capital for bank holding companies in-cludes common equity and perpetual preferred stock (subject to certain limitations) minus intangible assets. Tier 2 capital includes supplementary elements such as limited amounts of reserve for loan losses, perpetual pre-ferred stock (in excess of Tier 1 limits), subordinated debt and other items. The leverage ratio, defined as Tier 1 capital divided by average adjusted total assets, limits the amount of leverage a bank can undertake because of the ratio's emphasis on equity or core capital. Liberty's leverage ratio was 8.68% on Tier 1 capital of $218.0 million at September 30, 1994 compared to 7.87% on $197.8 million at December 31, 1993 and 8.38% on $193.2 million at September 30, 1993. All but the most highly-rated banks are required to carry a minimum leverage ratio of 3% plus a cushion of 1 to 2%.

     The risk-based capital ratio, defined as total capital (Tier 1 plus Tier
2) divided by risk-weighted assets, is the regulators' other primary de-terminant of capital adequacy and was designed principally as a measure of
credit risk.  Banking organizations have been given a risk-based capital   ra-
tio requirement of 8%. The Federal Deposit Insurance Corporation assesses insurance premiums based in part on the level of capital with banks which are "well capitalized" paying assessments at lower rates. Liberty's and its subsidiary banks' capital ratios are significantly higher than the current guidelines and the subsidiary banks are "well capitalized" for deposit insurance assessment purposes. Liberty had a risk-based capital ratio at September 30, 1994 of 15.41%. This compares to 15.37% at December 31, 1993 and 17.04% at September 30, 1993. Liberty Oklahoma City and Liberty Tulsa had risk-based capital ratios at September 30, 1994 of 13.60% and 15.68%, respectively.

Parent Company Funding Sources and Dividends

     At September 30, 1994, the parent company had cash and interest-bearing deposits of $4.2 million compared to $6.2 million at year-end 1993 and $4.0 million at September 30, 1993. The primary changes in the funding position of the parent company since year-end 1993 were due to the repayment of intercompany accounts payable recorded at year-end, the payment of dividends to shareholders and advances to subsidiaries offset by dividends received from subsidiary banks. The parent company's ability to fund various operating expenses and dividends is generally dependent on parent-only earning power, cash reserves and funds derived from its subsidiaries, principally Liberty Oklahoma City and Liberty Tulsa. These funds historically have been provided primarily by intercompany dividends and management fees. Management fees are generally limited to reimbursement of actual expenses. It is anticipated that the parent company's recurring cash sources will continue to include management fees from subsidiaries, proceeds from the sale of other assets (principally other real estate and assets owned) and retained rights to any gains from the sales of mortgage servicing and other assets. Dividends are paid by the subsidiary banks from time to time to support the parent company's activities. Liberty Oklahoma City and Liberty Tulsa are limited in their ability to pay dividends based on applicable provisions of the National Banking Act pertaining to earnings and undivided profits. As of September 30, 1994 the ability of Liberty Oklahoma City and Liberty Tulsa to pay dividends without regulatory approval was limited to $38.2 million and $19.5 million, respectively.

     Liberty paid three quarterly cash dividends of $.15 per common share in the first nine months of 1994, totaling $4.3 million. During the same period in 1993, Liberty paid two quarterly cash dividends of $.10 per common share, totaling $1.8 million. It is expected that cash dividends will continue if justified by Liberty's earnings, capital adequacy and financial condition.

     In management's opinion, the parent company's current liquidity and cash sources are anticipated to be adequate to meet its obligations in the near term.


SELECTED STATISTICAL INFORMATION                                                                   Liberty Bancorp, Inc.
- ------------------------------------------------------------------------------------------------------------------------
Consolidated Summary of Quarterly Financial Information
(In thousands, except per share data)
- ------------------------------------------------------------------------------------------------------------------------
For the quarter ended                                  9/30/94       6/30/94       3/31/94       12/31/93       9/30/93
- ------------------------------------------------------------------------------------------------------------------------
Interest income                                        $35,957       $34,129       $32,458       $34,015        $31,143
Interest income (tax equivalent)                        36,412        34,703        33,088        34,603         31,702
Interest expense                                        16,417        15,019        13,222        13,453         13,166
Net interest income                                     19,540        19,110        19,236        20,562         17,977
Provisions for loan losses                                   _             _             _           206             85
Trust fees                                               3,771         4,010         4,160         3,715          3,975
Mortgage banking income                                  1,434         1,625         1,765         1,913          1,871
Other noninterest income                                 7,902         9,318         8,882        10,178          7,560
Noninterest expense                                     27,330        28,004        28,225        36,410         26,828
Net income                                              10,608         5,157         4,952         6,262          3,428
Net income per share                                      1.08           .53           .51           .64            .35

Common stock price range
  High                                                  $33.50        $33.50        $28.25        $34.00         $35.50
  Low                                                    30.75         27.25         26.50         28.00          32.50
  Close                                                  33.50         31.50         27.75         28.00          34.00

At Quarter End
  Shares of Common Stock, net of treasury stock
    Outstanding                                          9,484         9,484         9,478         9,478          9,478
    Fully-diluted                                        9,836         9,825         9,780         9,775          9,782




Average Balances/Net Interest Margin/Rates (1)
- -----------------------------------------------------------------------------------------------------------------------
First nine months                                     1994                                        1993
                                      Average                    Average        Average                      Average
(In thousands)                        Balance       Interest       Rate          Balance       Interest       Rate
- -----------------------------------------------------------------------------------------------------------------------
- ------------------------------------ ------------- -------------- ----------- ---------------- -------------- ---------
Assets
Loans (2)                            $1,019,185      $ 58,321     7.65 %      $  763,574       $44,652        7.82 %
Investment securities (3)
  Taxable                             1,050,005        40,738     5.19         1,082,703        45,379        5.60
  Nontaxable                             52,363         3,294     8.41            51,723         3,170        8.19
Trading account securities                3,770           171     6.06             4,232           192        6.07
- ------------------------------------ ------------- -------------- ----------- ---------------- -------------- ---------
Total securities                      1,106,138        44,203     5.34         1,138,658        48,741        5.72
Federal funds sold and securities
  purchased under agreements to
  resell and other                       54,983         1,679     4.08           117,697         2,725        3.10
- ------------------------------------ ------------- -------------- ----------- ---------------- -------------- ---------
Total earning assets                  2,180,306       104,203     6.39         2,019,929        96,118        6.36
Cash and due from banks-
  noninterest-bearing                   254,023                                  257,031
Reserve for loan losses                 (19,924)                                 (22,306)
Other assets                            152,694                                  139,800
                                     ----------                               ----------
      Total assets                   $2,567,099                               $2,394,454
                                     ==========                               ==========

Liabilities and Shareholders'
  Investment
Interest-bearing deposits
  Savings and money market
    accounts                         $  705,812      $ 13,778     2.61 %      $  602,405       $12,029       2.67 %
  Other time deposits                   762,074        24,266     4.26           713,244        22,529       4.22
  Total interest-bearing deposits     1,467,886        38,044     3.47         1,315,649        34,558       3.51
Federal funds purchased and
  securities sold under agreements
  to repurchase                         137,091         3,903     3.81          113,201          2,421       2.86
Other borrowings                         90,203         2,711     4.02          124,513          2,880       3.09
Long-term debt                                _             _        _            8,884            521       7.84
- ------------------------------------ ------------- -------------- ----------- ---------------- -------------- ---------
      Total interest-bearing
         liabilities                  1,695,180        44,658     3.52        1,562,247         40,380       3.46
Demand deposits                         619,463                                 600,181
Other liabilities                        25,077                                  26,422
Shareholders' investment                227,379                                 205,604
                                     ----------                               ----------
      Total liabilities and
        shareholders' investment     $2,567,099                              $2,394,454
                                     ==========                              ==========
Interest income/earning assets                       $104,203     6.39 %                       $96,118       6.36 %
Interest expense/earning assets                        44,658     2.74                          40,380       2.67
                                                     --------     ------                       -------       ------
Net interest margin                                  $ 59,545     3.65 %                       $55,738       3.69 %
                                                     ========     ======                       =======       =======

(1) Income and rates shown on a tax-equivalent basis have been computed based on the statutory rate of 35%.
(2) Includes nonaccrual loans.
(3) Includes available for sale securities at amortized cost for all years presented.



Average Balances/Net Interest Margin/Rates (1)
- -----------------------------------------------------------------------------------------------------------------------
Three months ended                             September 30, 1994                            June 30, 1994
                                       Average                     Average        Average                    Average
(In thousands)                         Balance       Interest       Rate          Balance       Interest      Rate
- -----------------------------------------------------------------------------------------------------------------------
- ------------------------------------- --------------- ------------- ------------ --------------- ----------- ----------
Assets
Loans (2)                             $1,093,446      $21,791       7.91 %       $1,012,846      $19,282      7.64 %
Investment securities (3)
  Taxable                                947,142       12,923       5.41          1,048,016       13,554      5.19
  Nontaxable                              51,208          999       7.74             52,476        1,081      8.26
Trading account securities                 3,761           54       5.70              3,730           62      6.67
- ------------------------------------- --------------- ------------- ------------ --------------- ----------- ----------
Total securities                       1,002,111       13,976       5.53          1,104,222       14,697      5.34
Federal funds sold and securities
  purchased under agreements to
  resell and other                        54,988          645       4.65             71,577          724      4.06
- ------------------------------------- --------------- ------------- ------------ --------------- ----------- ----------
Total earning assets                   2,150,545       36,412       6.72          2,188,645       34,703      6.36
Cash and due from banks-
  noninterest-bearing                    247,218                                    253,410
Reserve for loan losses                  (19,755)                                   (20,071)
Other assets                             150,322                                    153,711
                                      ----------                                 ----------
      Total assets                    $2,528,330                                 $2,575,695
                                      ==========                                 ==========

Liabilities and Shareholders'
  Investment
Interest-bearing deposits
  Savings and money market
    accounts                          $  712,532      $ 4,968       2.77 %       $  709,365      $ 4,605      2.60 %
  Other time deposits                    757,631        8,885       4.65            772,047        8,167      4.24
- ------------------------------------- --------------- ------------- ------------ --------------- ----------- ----------
  Total interest-bearing deposits      1,470,163       13,853       3.74          1,481,412       12,772      3.46
Federal funds purchased and
  securities sold under agreements
  to repurchase                          139,733        1,532       4.35            142,633        1,382      3.89
Other borrowings                          86,290        1,032       4.74             85,899          865      4.04
Long-term debt                                 _            _          _                  _            _         _
- ------------------------------------- --------------- ------------- ------------ --------------- ----------- ----------
      Total interest-bearing
         liabilities                   1,696,186       16,417       3.84          1,709,944       15,019      3.52
Demand deposits                          579,718                                    615,113
Other liabilities                         24,466                                     25,466
Shareholders' investment                 227,960                                    225,172
                                      ----------                                 ----------
      Total liabilities and
        shareholders' investment      $2,528,330                                 $2,575,695
                                      ==========                                 ==========
Interest income/earning assets                        $36,412       6.72 %                       $34,703      6.36 %
Interest expense/earning assets                        16,417       3.03                          15,019      2.75
                                                      -------       ------                       -------      -----
Net interest margin                                   $19,995       3.69 %                       $19,684      3.61 %
                                                      =======       ======                       =======      ======

(1) Income and rates shown on a tax-equivalent basis have been computed based on the statutory rate of 35%.
(2) Includes nonaccrual loans.
(3) Includes available for sale securities at amortized cost for all years presented.


Average Balances/Net Interest Margin/Rates (1)
- -----------------------------------------------------------------------------------------------------------------------------------
Three months ended                         March 31, 1994                 December 31, 1993               September 30, 1993
                                      Average             Average     Average              Average     Average              Average
(In thousands)                        Balance   Interest   Rate       Balance   Interest    Rate        Balance   Interest   Rate
- -----------------------------------------------------------------------------------------------------------------------------------
- ----------------------------------- ------------ -------- --------- ------------- ---------- ------- ------------- ---------- -----
Assets
Loans (2)                           $  949,684   $17,248   7.37%    $  882,358    $18,205    8.19%   $  801,665    $15,465    7.65%
Investment securities (3)
  Taxable                            1,157,164    14,261   5.00      1,162,816     14,882    5.08     1,129,398     14,632    5.14
  Nontaxable                            53,431     1,214   9.21         54,586      1,119    8.13        50,203      1,006    7.95
Trading account securities               3,820        55   5.84          2,651         39    5.84         4,560         66    5.74
- ----------------------------------- ------------ -------- --------- ------------- ---------- ------- ------------- ---------- -----
Total securities                     1,214,415    15,530   5.19      1,220,053     16,040    5.22     1,184,161     15,704    5.26
Federal funds sold and securities
  purchased under agreements to
  resell and other                      38,198       310   3.29         43,935        358    3.23        66,614        533    3.17
- ----------------------------------- ------------ -------- --------- ------------- ---------- ------- ------------- ---------- -----
Total earning assets                 2,202,297    33,088   6.09      2,146,346     34,603    6.40     2,052,440     31,702    6.13
Cash and due from banks-
  noninterest-bearing                  261,599                         267,252                          247,928
Reserve for loan losses                (19,947)                        (19,839)                         (19,124)
Other assets                           154,087                         150,722                          144,357
                                    ----------                      ----------                       ----------
      Total assets                  $2,598,036                      $2,544,481                       $2,425,601
                                    ==========                      ==========                       ==========


Liabilities and Shareholders'
  Investment
Interest-bearing deposits
  Savings and money market
    accounts                        $  695,347   $ 4,205   2.45%    $  686,680     $ 4,374    2.53%   $  629,150    $ 4,149   2.62%
  Other time deposits                  756,534     7,214   3.87        730,186       7,230    3.93       687,090      7,077   4.09
- ----------------------------------- ------------ -------- --------- ------------- ---------- ------- ------------- ---------- -----
  Total interest-bearing deposits    1,451,881    11,419   3.19      1,416,866      11,604    3.25     1,316,240     11,226   3.38
Federal funds purchased and
  securities sold under agreements
  to repurchase                        128,785       989   3.11        148,516       1,093    2.92        92,998        667   2.85
Other borrowings                        98,553       814   3.35         70,295         685    3.87       144,234      1,102   3.03
Long-term debt                               _         _      _          2,958          71    9.52         8,698        171   7.80
- ----------------------------------- ------------ -------- --------- ------------- ---------- ------- ------------- ---------- -----
  Total interest-bearing
     liabilities                     1,679,219    13,222   3.19      1,638,635      13,453    3.26     1,562,170     13,166   3.34
Demand deposits                        664,490                         661,200                           622,562
Other liabilities                       25,311                          25,045                            24,377
Shareholders' investment               229,016                         219,601                           216,492
                                    ----------                      ----------                       ----------
  Total liabilities and
    shareholders' investment        $2,598,036                      $2,544,481                        $2,425,601
                                    ==========                      ==========                       ==========

Interest income/earning assets                   $33,088   6.09%                  $34,603    6.40%                  $31,702   6.13%
Interest expense/earning assets                   13,222   2.43                    13,453    2.49                    13,166   2.55
                                                 -------   ----                   -------    ----                   -------   ----
Net interest margin                              $19,866   3.66%                  $21,150    3.91%                  $18,536   3.58%
                                                 =======   ====                   =======    ====                   =======   ====

(1) Income and rates shown on a tax-equivalent basis have been computed based on the statutory rate of 35%.
(2) Includes nonaccrual loans.
(3) Includes available for sale securities at amortized cost for all years presented.


CONSOLIDATED BALANCE SHEET                                                              Liberty Bancorp, Inc.
<CAPTION
- -------------------------------------------------------------------------------------------------------------
                                                               September 30,    December 31,    September 30,
(In thousands, except share data)                                  1994            1993             1993
- -------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks
  Noninterest-bearing                                           $  272,436       $  310,127      $  251,839
  Interest-bearing                                                   1,164            2,587           2,219
Federal funds sold and securities
    purchased under agreements to resell                            57,590           24,565         250,498
Investment securities
  Trading                                                            1,061            1,891             879
  Available for sale                                               546,820          766,827          37,681
  Held to maturity                                                 418,513          463,084       1,099,560
  Equity                                                            19,722           18,628          13,466
- --------------------------------------------------------------- ---------------- --------------- ------------
    Total securities                                               986,116        1,250,430       1,151,586
- --------------------------------------------------------------- ---------------- --------------- ------------
Loans                                                            1,118,414          936,000         827,238
  Less:  Reserve for loan losses                                   (19,617)         (19,986)        (19,362)
- --------------------------------------------------------------- ---------------- --------------- ------------
    Loans, net                                                   1,098,797          916,014         807,876
- --------------------------------------------------------------- ---------------- --------------- ------------

Property and equipment, net                                         67,734           64,152          59,320
Accrued income receivable                                           24,271           23,675          23,097
Accounts receivable                                                 14,729           17,639          31,779
Deferred tax asset, net                                             23,619           13,584          16,138
Other real estate and assets owned, net                              7,035           10,844          11,273
Other assets                                                        22,392           26,159          20,099
- --------------------------------------------------------------- ---------------- --------------- ------------
    Total assets                                                $2,575,883       $2,659,776      $2,625,724
=============================================================== ================ =============== ============

Liabilities and Shareholders' Investment
Deposits
  Noninterest-bearing                                           $  639,513       $  689,227      $  681,832
  Interest-bearing                                               1,470,533        1,435,917       1,353,763
- --------------------------------------------------------------- ---------------- --------------- ------------
    Total deposits                                               2,110,046        2,125,144       2,035,595
Other borrowings
  Federal funds purchased and securities
    sold under agreements to repurchase                             74,702          116,486          99,089
  Other                                                            130,718          161,626         236,687
Accrued interest, expenses and taxes                                16,372           15,503          14,592
Accounts payable                                                     9,373           11,621          15,433
Long-term notes                                                          _                _           7,057
Other liabilities                                                    1,017            2,151           1,707
- --------------------------------------------------------------- ---------------- --------------- ------------
    Total liabilities                                            2,342,228        2,432,531       2,410,160
- --------------------------------------------------------------- ---------------- --------------- ------------
Shareholders' Investment
Common stock ($.01 par value; 50,000,000
  shares authorized)                                                    95               95              94
- --------------------------------------------------------------
                     September 30,  December 31,  September 30,
                         1994          1993           1993
- --------------------------------------------------------------
  Shares issued       9,483,593      9,477,870      9,477,870
  Shares outstanding  9,483,593      9,477,819      9,477,819
Capital surplus                                                    211,752          211,708         211,732
Retained earnings                                                   28,235           11,785           6,436
Treasury stock, at cost _ 51 common shares at December 31, 1993
  and September 30, 1993.                                                _               (1)             (1)
Unrealized security gains (losses), net of tax                      (4,150)           6,184               _
Deferred compensation                                               (2,277)          (2,526)         (2,697)
- --------------------------------------------------------------- ---------------- --------------- ------------
  Total shareholders' investment                                   233,655          227,245         215,564
- --------------------------------------------------------------- ---------------- --------------- ------------
  Total liabilities and shareholders' investment                $2,575,883       $2,659,776      $2,625,724
=============================================================== ================ =============== ============

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENT OF INCOME                                                           Liberty Bancorp, Inc .
- -----------------------------------------------------------------------------------------------------------------
September 30                                                     Nine Months Ended            Three Months Ended
(In thousands, except per share data)                            1994         1993            1994         1993
- -----------------------------------------------------------------------------------------------------------------
Interest Income
  Loans                                                       $ 57,849      $44,082         $21,682      $15,277
  Investments
    Taxable                                                     40,738       45,379          12,923       14,632
    Nontaxable                                                   2,127        2,036             658          643
    Trading                                                        151          164              49           58
  Federal funds sold and other                                   1,679        2,725             645          533
- ------------------------------------------------------------- ------------ --------------- ------------ ---------
      Total interest income                                    102,544       94,386          35,957       31,143
- ------------------------------------------------------------- ------------ --------------- ------------ ---------
Interest Expense
  Deposits                                                      38,044       34,558          13,853       11,226
  Other borrowings                                               6,614        5,301           2,564        1,769
  Long-term notes                                                    _          521               _          171
- ------------------------------------------------------------- ------------ --------------- ------------ ---------
      Total interest expense                                    44,658       40,380          16,417       13,166
- ------------------------------------------------------------- ------------ --------------- ------------ ---------
Net Interest Income                                             57,886       54,006          19,540       17,977
Provision for loan losses                                            _       (7,569)              _           85
- ------------------------------------------------------------- ------------ --------------- ------------ ---------
Net Interest Income After Provision for Loan Losses             57,886       61,575          19,540       17,892
- ------------------------------------------------------------- ------------ --------------- ------------ ---------
Noninterest Income
  Trust fees                                                    11,941       11,793           3,771        3,975
  Service charges on deposits                                   10,635        9,462           3,430        3,159
  Mortgage banking income                                        4,824        5,536           1,434        1,871
  Trading account profits and commissions                        3,180        3,981             902        1,178
  Loan fees                                                      1,653        1,401             384          480
  Net securities gains (losses)                                    360          215            (129)         156
  Other                                                         10,274        8,522           3,315        2,587
- ------------------------------------------------------------- ------------ --------------- ------------ ---------
      Total noninterest income                                  42,867       40,910          13,107       13,406
- ------------------------------------------------------------- ------------ --------------- ------------ ---------
Noninterest Expense
  Salaries                                                      33,003       31,847          10,663       10,831
  Employee benefits                                              7,519        6,615           2,397        2,213
  Equipment                                                      6,791        5,802           2,324        2,025
  Professional and other services                                6,307        6,827           2,081        2,200
  Occupancy, net                                                 6,656        6,363           2,429        2,346
  Data processing                                                4,891        4,410           1,586        1,457
  Printing, postage and supplies                                 3,949        4,003           1,238        1,400
  Deposit insurance assessments                                  3,271        3,378           1,116        1,125
  Advertising and business development                           2,608        2,597             827          943
  Amortization of intangibles, including purchased mortgage
    servicing rights                                             1,850        3,332             566        1,072
  Net income from operation of other real estate
    and assets owned                                            (1,455)      (2,908)           (409)      (1,404)
  Other                                                          8,169       10,052           2,512        2,620
- ------------------------------------------------------------- ------------ --------------- ------------ ---------
      Total noninterest expense                                 83,559       82,318          27,330       26,828
- ------------------------------------------------------------- ------------ --------------- ------------ ---------
Income Before Provision for Income Taxes                        17,194       20,167           5,317        4,470
Provision for income taxes                                      (3,523)       4,152          (5,291)       1,042
Income Before Cumulative Effect of Change in Accounting
  Principle and Extraordinary Item                              20,717       16,015          10,608        3,428
Cumulative effect of change in accounting principle                  _       14,255               _            _
- ------------------------------------------------------------- ------------ --------------- ------------ ---------
Net Income                                                     $20,717      $30,270         $10,608       $3,428
============================================================= ============ =============== ============ =========
Income Per Share (Primary and Fully-Diluted)
Income before cumulative effect of change in
  accounting principle                                           $2.11        $1.65          $1.08         $ .35
Cumulative effect of change in accounting principle                  _         1.46              _             _
- ------------------------------------------------------------- ------------ --------------- ------------ ---------
Net Income - Primary and Fully-Diluted                           $2.11        $3.11          $1.08         $ .35
============================================================= ============ =============== ============ =========

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENT OF SHAREHOLDERS' INVESTMENT                                                            Liberty Bancorp, Inc
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                  Retained               Unrealized
                                                                  Earnings                Security                        Total
                                             Common   Capital   (Accumulated  Treasury      Gains         Deferred    Shareholders'
(Dollars in thousands)                       Stock    Surplus     Deficit)     Stock    (Losses), Net   Compensation   Investment
- -----------------------------------------------------------------------------------------------------------------------------------
Balance January 1, 1993                        $88    $204,165   ($22,587)      ($1)       $    _         ($2,824)       $178,841
  Common stock issued in
    acquisitions (637,312 shares)                6       6,850        542         _             _               _           7,398
  Net income                                     _           _     30,270         _             _               _          30,270
  Dividends paid ($.20 per share)                _           _     (1,789)        _             _               _          (1,789)
  Amortization of deferred compensation          _           _          _         _             _             127             127
  Common stock issued to employee
    benefit plans (25,108 common shares)         _         717          _         _             _               _             717
- --------------------------------------------- ------- ---------- ------------- ---------- --------------- -------------- ----------
Balance September 30, 1993                     $94    $211,732     $6,436       ($1)       $    _         ($2,697)       $215,564
============================================= ======= ========== ============= ========== =============== ============== ==========


Balance January 1, 1994                        $95    $211,708    $11,785       ($1)       $6,184         ($2,526)       $227,245
  Net income                                     _           _     20,717         _             _               _          20,717
  Dividends paid ($.45 per share)                _           _     (4,267)        _             _               _          (4,267)
  Amortization of deferred compensation          _           _          _         _             _             359             359
  Change in unrealized gains (losses) on
    available for sale securities, net of tax    _           _          _         _       (10,334)              _         (10,334)
  Purchase of treasury stock (24,261 shares)     _           _          _      (704)            _               _            (704)
  Common and treasury stock issued
    to employee benefit plans (5,723 common
    shares and 24,312 treasury shares)           _          44          _       705             _            (110)            639
- --------------------------------------------- ------- ---------- ------------- ---------- --------------- -------------- ----------
Balance September 30, 1994                     $95    $211,752    $28,235         _       ($4,150)        ($2,277)       $233,655
============================================= ======= ========== ============= ========== =============== ============== ==========

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENT OF CASH FLOWS                                               Liberty Bancorp, Inc.
- --------------------------------------------------------------------------------------------------------
First nine months (In thousands)                                              1994                1993
- --------------------------------------------------------------------------------------------------------
Cash provided (absorbed) by operating activities
Net income                                                                $  20,717           $  30,270
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Provisions for losses                                                         _              (6,855)
    Cumulative effect of change in accounting principle                           _             (14,255)
    Provision for income taxes                                               (3,523)              4,152
    Depreciation and amortization                                             6,873               7,240
    Net amortization of securities                                           10,155               8,398
    Gain on sale of assets                                                   (6,295)             (5,794)
    Change in trading account securities                                      4,491               6,343
    Loans made for purposes of resale                                      (110,983)            (96,974)
    Proceeds from sale of loans held for resale                              64,565              91,770
    Change in accrued income and accounts receivable                            817             (24,842)
    Change in accrued interest, expenses and taxes, accounts payable
      and other liabilities                                                  (3,250)               (319)
    Change in other assets                                                    1,718               2,384
- ------------------------------------------------------------------------- ------------------- ----------
      Net cash provided (absorbed) by operating activities                  (14,715)              1,518
- ------------------------------------------------------------------------- ------------------- ----------

Cash provided (absorbed) by investing activities
  Maturities and paydowns on securities                                     153,272             306,196
  Sales of securities                                                       701,993             174,235
  Purchases of securities                                                  (617,001)           (576,084)
  Change in net loans made by bank subsidiaries                            (133,336)            (54,494)
  Principal payments received on loans made by parent
    company and nonbank subsidiaries                                          3,721               1,313
  Loans made to customers by nonbank subsidiaries                            (4,970)               (162)
  Expenditures for property and equipment                                    (8,596)            (10,817)
  Proceeds from sale of property and equipment                                   40                 470
  Sale proceeds and collections from other real estate and
    assets acquired in settlement of loans                                    5,543               8,591
  Cash and cash-equivalents received in financial institution
    acquisitons, net of consideration                                             _               8,611
  Sales of mortgage servicing contracts                                         287                   _
  Purchases of mortgage servicing contracts                                    (205)               (152)
- ------------------------------------------------------------------------- ------------------- ----------
     Net cash provided (absorbed) by investing activities                   100,748            (142,293)
- ------------------------------------------------------------------------- ------------------- ----------

Cash provided (absorbed) by financing activities
  Change in savings and demand deposits                                     (70,176)             11,871
  Change in time deposits                                                    55,078             (49,877)
  Change in short-term borrowings                                           (72,692)             49,144
  Payment on long-term notes                                                      _                (488)
  Proceeds from issuance of common stock to
    employee benefit plans                                                      639                 717
  Purchase of treasury stock                                                   (704)                  _
  Dividends paid on common stock                                             (4,267)             (1,789)
- ------------------------------------------------------------------------- ------------------- ----------
     Net cash provided (absorbed) by financing activities                   (92,122)              9,578
- ------------------------------------------------------------------------- ------------------- ----------
   Net change in cash and cash equivalents                                   (6,089)           (131,197)
   Cash and cash equivalents at December 31                                 337,279             635,753
- ------------------------------------------------------------------------- ------------------- ----------
   Cash and cash equivalents at September 30                               $331,190            $504,556
========================================================================= =================== ==========

Interest paid during the first nine months of 1994 and 1993 totaled $43,921,000 and $42,105,000, respectively.
Income taxes paid during the first nine months of 1994 and 1993 totaled $2,067,000 and $150,000, respectively.
Net transfers of loans to (from) other real estate owned during the first nine months of 1994 and 1993 totaled approximately (278,000) and $877,000, respectively.
Loans made to finance sales of other real estate and assets owned totaled approximately $980,000 and $630,000 in the first nine months of 1994 and 1993, respectively.

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

- -------------------------------------------------------------------------------
                                    Nine months ended    Three months ended
- -------------------------------------------------------------------------------
September 30 (In thousands)          1994     1993          1994     1993
- -------------------------------------------------------------------------------
Weighted average shares outstanding
    Primary                          9,806    9,736         9,825    9,780
    Fully-diluted                    9,831    9,744         9,835    9,782

Note 3  Acquisitions

Purchase Transactions _ On August 1, and October 1, 1993, Liberty acquired the First Oklahoma Bank and Trust Co. of Edmond and The First National Bank of Edmond, respectively, for a total cash purchase price of $20,148,000. The transactions were accounted for as purchases. Total assets acquired amounted to approximately $142,155,000. For each of these acquisitions, the consolidated statements of income includes only the income and expense of the acquired banks since acquisition. The purchase price was allocated to the net assets acquired based on their estimated fair values with the excess allocated to cost in excess of net assets acquired. The effect on Liberty's results of operations for 1993, had these transactions occurred at the beginning of the year, was not significant. There were no acquisitions during 1994.



Poolings-of-Interests _ The following table presents the business combinations occurring during 1993 which were accounted for as poolings-of-interests. A total of 637,312 shares of common stock were issued in connection with these business combinations. Adjustments to conform the acquired banks' accounting policies to those of Liberty were not material.


- -------------------------------------------------------------------------------
(In thousands)                                                        Assets
                                                                     Acquired
- -------------------------------------------------------------------------------
First National Bank of Jenks                                         $ 33,408
Midwest National Bank                                                  38,581
Bank of Tulsa                                                          62,820
- -------------------------------------------------------------------------------
  Total                                                              $134,809
===============================================================================

     The following table shows the effect of the three banks' prior results of operations for the first nine months of 1993.


- -------------------------------------------------------------------------------
(In thousands)                                              Pooled
                                                Liberty      Banks    Combined
- -------------------------------------------------------------------------------
Interest income                                 $88,668     $5,718     $94,386
Net interest income                              50,374      3,632      54,006
Cumulative effect of change in accounting
  principle                                      14,412       (157)     14,255
Net income                                       29,655        615      30,270

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

     Net deferred tax assets at September 30, 1994 totaled $23.6 million. For the nine months ended September 30, 1994, Liberty recorded an income tax benefit of $3.5 million. Included in this benefit is the removal of valuation allowances of $8.8 million related to Liberty's determination that it would generate sufficient taxable income in future periods to use a significant portion of its net operating loss carryforwards which had been impaired in 1993.


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

                                      LIBERTY BANCORP, INC.


                                      /S/ Mischa Gorkuscha
                                      Mischa Gorkuscha
                                      Senior Vice-President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)

Dated: November 14, 1994



                                  EXHIBIT 27

[ARTICLE] 9
[LEGEND]
THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE BALANCE SHEET OF LIBERTY BANCORP, INC. AS OF SEPTEMBER 30, 1994 AND THE STATEMENT OF INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.
[/LEGEND]

[PERIOD-TYPE]                   9-MOS                   QTR-3
[FISCAL-YEAR-END]                          DEC-31-1994             DEC-31-1994
[PERIOD-END]                               SEP-30-1994             SEP-30-1994
[CASH]                                     272,436,000             272,436,000
[INT-BEARING-DEPOSITS]                       1,164,000               1,164,000
[FED-FUNDS-SOLD]                            57,590,000              57,590,000
[TRADING-ASSETS]                             1,061,000               1,061,000
[INVESTMENTS-HELD-FOR-SALE]                564,820,000             564,820,000
[INVESTMENTS-CARRYING]                     985,055,000             985,055,000
[INVESTMENTS-MARKET]                       977,193,000             977,193,000
[LOANS]                                  1,118,414,000           1,118,414,000
[ALLOWANCE]                                 19,617,000              19,617,000
[TOTAL-ASSETS]                           2,575,883,000           2,575,883,000
[DEPOSITS]                               2,110,046,000           2,110,046,000
[SHORT-TERM]                               205,420,000             205,420,000
[LIABILITIES-OTHER]                         26,762,000              26,762,000
[LONG-TERM]                                          0                       0
[COMMON]                                        95,000                  95,000
[PREFERRED-MANDATORY]                                0                       0
[PREFERRED]                                          0                       0
[OTHER-SE]                                 233,560,000             233,560,000
[TOTAL-LIABILITIES-AND-EQUITY]           2,575,883,000           2,575,883,000
[INTEREST-LOAN]                             57,849,000              21,682,000
[INTEREST-INVEST]                           42,865,000              13,581,000
[INTEREST-OTHER]                             1,830,000                 694,000
[INTEREST-TOTAL]                           102,544,000              35,957,000
[INTEREST-DEPOSIT]                          38,044,000              13,853,000
[INTEREST-EXPENSE]                          44,658,000              16,417,000
[INTEREST-INCOME-NET]                       57,886,000              19,540,000
[LOAN-LOSSES]                                        0                       0
[SECURITIES-GAINS]                             360,000               (129,000)
[EXPENSE-OTHER]                             83,559,000              27,330,000
[INCOME-PRETAX]                             17,194,000               5,317,000
[INCOME-PRE-EXTRAORDINARY]                  20,717,000              10,608,000
[EXTRAORDINARY]                                      0                       0
[CHANGES]                                            0                       0
[NET-INCOME]                                20,717,000              10,608,000
[EPS-PRIMARY]                                     2.11                    1.08
[EPS-DILUTED]                                     2.11                    1.08
[YIELD-ACTUAL]                                    6.39                    6.72
[LOANS-NON]                                  8,350,000               8,350,000
[LOANS-PAST]                                 2,066,000               2,066,000
[LOANS-TROUBLED]                                     0                       0
[LOANS-PROBLEM]                             14,312,000              14,312,000
[ALLOWANCE-OPEN]                            19,986,000              19,817,000
[CHARGE-OFFS]                                1,422,000                 509,000
[RECOVERIES]                                 1,053,000                 309,000
[ALLOWANCE-CLOSE]                           19,617,000              19,617,000
[ALLOWANCE-DOMESTIC]                        19,617,000              19,617,000
[ALLOWANCE-FOREIGN]                                  0                       0
[ALLOWANCE-UNALLOCATED]                              0                       0

.