Form 10-Q/A
period 1994-09-30
LIBERTY BANCORP INC /OK/
filed 1995-01-04
CIK 737287

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549

                               FORM 10-Q/A
                               Amendment 1

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




                          EXHIBITS ON FORM 10-Q

Exhibit No.                               Description
- -------------------------------------------------------------------------------
27                    Financial Data Schedule of Liberty Bancorp, Inc.


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

Dated: January 3, 1995


.