Form 10-K
LIBERTY BANCORP INC /OK/
filed 1995-03-30
CIK 737287

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                                             [FEE REQUIRED]
             For the fiscal year ended:  December 31, 1994
                                         -----------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     As of March 29, 1995, Registrant had 9,473,569 shares of Common Stock outstanding.

     As of March 29, 1995, the aggregate market value of the Registrant's Common Stock held by nonaffiliates, was approximately $141.9 million.

DOCUMENTS INCORPORATED BY REFERENCE

     Information required by Part III of this Form is incorporated by reference from Registrant's Definitive Proxy Statement for its 1994 Annual Meeting of Shareholders.





                          LIBERTY BANCORP, INC.
                               FORM 10-K
               For the Fiscal Year Ended December 31, 1994
                         CROSS-REFERENCE INDEX

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


----------------------------------------------------------------------------------------------------------------
FINANCIAL HIGHLIGHTS                                                                       Liberty Bancorp, Inc.
----------------------------------------------------------------------------------------------------------------
December 31,(In thousands, except per share data)     1994          1993        1992          1991        1990
------------------------------------------------ ------------- ------------ ------------ ------------ ----------
For the Year
  Total revenues                                  $  200,401   $  185,117   $  172,762   $  188,445   $  194,298
  Net interest income                                 77,680       74,568       63,903       55,123       52,515
  Provision for loan losses                                _       (7,363)       1,793        2,252       (3,367)
  Trust fees                                          15,582       15,508       15,523       14,789       13,984
  Mortgage banking income                              6,242        7,449        7,391        5,771        3,962
  Other noninterest income                            37,237       33,759       25,742       23,340       21,093
  Noninterest expense                                111,771      118,728       92,551       90,887       92,579
  Income before provision (benefit) for
    income taxes                                      24,970       19,919       18,215        5,884        2,342
  Provision (benefit) for income taxes                  (906)      (2,358)       4,737          925          198
  Income before cumulative effect of change in
    accounting principle and extraordinary item       25,876       22,277       13,478        4,959        2,144
  Cumulative effect of change in accounting
    principle                                              _       14,255            _            _            _
  Extraordinary item - use of net operating loss
    carryforwards                                          _            _        4,640          832           60
  Net income                                          25,876       36,532       18,118        5,791        2,204
  Per share data _ primary and fully-diluted
    Income before cumulative effect of change in
      accounting principle                              2.64         2.28         1.49          .57          .25
    Net income                                          2.64         3.74         2.01          .66          .25
    Cash dividends declared                              .60          .30            _            _            _
------------------------------------------------ ------------- ------------ ------------ ------------ ----------
At December 31
  Loans                                           $1,179,779   $  930,941   $  677,053   $  845,591   $  779,434
  Earning assets                                   2,345,663    2,208,523    2,035,562    2,015,319    1,916,373
  Assets                                           2,883,699    2,659,776    2,428,160    2,489,541    2,451,585
  Deposits                                         2,374,187    2,125,144    1,929,079    1,909,264    1,849,664
  Total shareholders' investment                     234,380      227,245      178,841      159,776      153,425
Book value per common share                            24.74        23.98        20.29        18.21        17.55
------------------------------------------------ ------------- ------------ ------------ ------------ ----------
Average Balances
  Earning assets                                  $2,187,667   $2,044,814   $1,813,871   $1,782,527   $1,702,380
  Assets                                           2,579,841    2,431,458    2,171,767    2,164,222    2,107,380
  Deposits                                         2,100,895    1,957,313    1,740,590    1,676,001    1,638,876
  Total shareholders' investment                     229,394      208,137      170,846      158,363      151,652
------------------------------------------------ ------------- ------------ ------------ ------------ ----------
Ratios
  Capital ratios
    Leverage                                            8.67%        7.87%        7.97%        6.96%        7.16%
    Risk-based                                         15.43        15.37        18.23        14.42        14.26
  Average shareholders' investment as a % of
    average total assets                                8.89         8.56         7.87         7.32         7.20
  Average earning assets as a % of average
    total assets                                       84.80        84.10        83.52        82.36        80.78
  Rate of return, before cumulative effect of
    change in accounting principle and
    extraordinary item, on
      Average earning assets                            1.18         1.09          .74          .28          .13
      Average total assets                              1.00          .92          .62          .23          .10
      Average total shareholders' investment           11.28        10.70         7.89         3.13         1.41
  Rate of return on
      Average earning assets                            1.18         1.79         1.00          .32          .13
      Average total assets                              1.00         1.50          .83          .27          .10
      Average total shareholders' investment           11.28        17.55        10.60         3.66         1.45
  Dividend payout ratio                                22.73         8.02            _            _            _
  Operating efficiency ratio                           81.12        90.73        80.36        88.98        97.74
  Provision for loan losses as a %
    of average loans                                       _         (.94)         .26          .30         (.45)



An Overview of the Company's
 Operations

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

     Liberty coordinates the financial resources of the consolidated enterprise and also makes investments in and advances funds to its subsidiaries to provide portions of their capital and credit requirements. In addition, it supplies various managerial and support services to the subsidiaries and coordinates their general policies and activities.

     Both Liberty Oklahoma City and Liberty Tulsa provide a broad range of financial services to individuals, business enterprises, financial institutions and governmental authorities. Liberty Oklahoma City, which has twenty banking centers in Oklahoma City and the surrounding communities of Choctaw, Edmond, Harrah, Midwest City and Norman, is Liberty's largest subsidiary having assets of $1.9 billion and deposits of $1.6 billion at December 31, 1994. Liberty Tulsa has eleven banking centers in Tulsa and the surrounding communities of Broken Arrow and Jenks, and is the second largest subsidiary of Liberty with assets of $964 million and deposits of $779 million at December 31, 1994.

     Liberty Mortgage Company, a subsidiary of Liberty Oklahoma City, engages in mortgage banking activities. Liberty Real Estate Company, a nonbank subsidiary of Liberty, owns and operates Liberty Tower, in which Liberty and Liberty Oklahoma City maintain principal offices. Other subsidiaries are in-volved in insurance activities.

Capital Market Services

     The capital markets group of each bank provides investment and money market services to individuals, trust accounts, corporations and correspondent banks. The capital markets groups are responsible for portfolio management, investment banking activities and the coordination of Liberty's funding and asset/liability management. The capital markets groups also serve as broker/dealer in eligible investment securities and make available a wide variety of investments to both retail and institutional customers. In addition, some 200 financial organizations utilize all or a portion of Liberty's institutional products including safekeeping, investment portfolio accounting, asset/liability consulting, and advanced portfolio strategies.

Commercial Banking Services

     Liberty Oklahoma City and Liberty Tulsa deliver comprehensive, competitively priced commercial banking services to commercial customers located in Oklahoma and contiguous states. Commercial customers use many commercial banking services including credit, depository and cash management services. The commercial loan portfolio grew to $488.4 million at December 31, 1994 compared to $376.5 million at year end 1993. The commercial portfolio comprises approximately 41% of Liberty's loan portfolio. Liberty's statewide presence strengthens its ability to serve corporate, institutional, and individual financial requirements. In addition, Liberty's experienced lending staff coordinate their customer's use of other Liberty services including group plan banking services provided to customer's employees. Commercial banking services encompass real estate financing, correspondent and international banking activities.

Real Estate Financing

     Liberty Oklahoma City and Liberty Tulsa actively provide construction, development and intermediate term loan products along with related real estate services. Real estate mortgage loans totaled $269.2 million at December 31, 1994 and accounted for 23% of total loans. Other real estate loans, including construction and development loans, were $97.3 million at December 31, 1994 and comprised 8% of total loans. This compares to real estate mortgage loans of $199.1 million (21% of total loans) and other real estate loans of $85.6 mil-lion (9% of total loans) one year ago.

Correspondent Banking Activities

     Liberty Oklahoma City and Liberty Tulsa provide financial services to over 300 banks in Oklahoma and other parts of the Midwest. Both banks work closely with community and country banks, assisting them in satisfying the loan demands of their customers by participating in their lending activities. In addition, correspondents are provided with lending, investment, operations and other financial and advisory services. At December 31, 1994, correspondent and regional loans totaled $19.3 million or 2% of total loans. This compares to $17.3 million, or 2% of total loans at December 31, 1993.

International Banking Activities

     Liberty Oklahoma City and Liberty Tulsa provide international trade finance and trade services to customers across Oklahoma and to banks within Oklahoma and in surrounding states. Liberty's broad network enhances the capabilities of trade service representatives, foreign exchange traders and international tellers in providing wire and draft services, documentary collections, retail foreign currency products, foreign exchange contracts and letters of credit. At December 31, 1994, Liberty Oklahoma City's and Liberty Tulsa's outstanding international standby and commercial letters of credit totaled $5.2 million compared to $44.1 million at the end of 1993.

     Designated as a Priority Lender by the Export-Import Bank of the United States, Liberty works with exporters and local banks in providing government-backed financing for export sales. The trade finance officers work together with trade services to provide full service for Liberty customers requiring international financial expertise and service.

Fiduciary Services

     The principal activities of the trust departments of both banks include administration and investment management of personal trusts and estates, private and public employee benefit plans, including IRA's, corporate trusts and agencies for individuals, corporations, foundations and political entities. Trust assets under management at December 31, 1994 totaled $3.7 billion. As-sets held in trust totaled $6.6 billion. These assets include fixed income and equity securities, residential, commercial and agricultural properties, mineral interests (mainly oil and gas) and private businesses throughout Oklahoma and the Southwest. In addition, Liberty Oklahoma City's Trust Department provides stock transfer, registration, dividend disbursing and dividend reinvestment services for corporations.

Mortgage Banking Services

     Liberty Mortgage Company's ("LMC") residential mortgage operations are carried out through the main Liberty Oklahoma City location and two banking centers, one in Oklahoma City and one in Tulsa. Commercial mortgage operations are available at the main bank locations of Liberty Oklahoma City and the LMC branch in Tulsa. A major service provided by mortgage companies is the servicing of the loans marketed to investors through individual loan sales or by creating mortgage-backed pass-through securities. As of year-end 1994, LMC was servicing approximately $1.3 billion in mortgage loans.

Personal Banking Services

     Liberty Oklahoma City and Liberty Tulsa provide an extensive array of retail banking products and services. Through aggressive expansion efforts, Liberty Oklahoma City now has 20 banking centers throughout Oklahoma City, Edmond, Norman, Midwest City, Choctaw and Harrah. Liberty Tulsa has eleven banking centers in Tulsa, Jenks and Broken Arrow. All banking centers offer individual and small business lines of credit, automobile loans, boat and recreational vehicle loans, home improvement and second mortgage loans. Depository products offered include checking, savings, certificates of deposit, money market investments, IRA's, Keogh qualified retirement plan accounts, and safe deposit services.

Financial Review

     Management's discussion and analysis of the 1994 financial results, important events and trends should be read in conjunction with the consolidated financial statements, notes to the consolidated financial statements and the supplemental statistical and financial data presented elsewhere in this report.

Performance Summary

     Liberty reported net income of $25.9 million for 1994. This compares to net income of $36.5 million for 1993 and $18.1 million for 1992. Net income per share for 1994 was $2.64, compared to $3.74 in 1993 and $2.01 in 1992. Income for the fourth quarter of 1994 was $5.2 million or $.53 per share. This com-pares with income of $6.3 million or $.64 per share for the fourth quarter of 1993. The decrease in net income in 1994 was due primarily to the benefit of $14.3 million recorded in 1993 for the cumulative effect of a change in accounting for income taxes. Income for 1993 also included negative provisions for loan losses of $7.4 million. The negative provisions were made to reduce the reserves to a level considered appropriate for the inherent risk in the loan portfolio.

Net Interest Income

     A volume/rate analysis of the changes in net interest income on a fully tax-equivalent basis is shown below. The volume/rate analysis reflects the changes in net interest income from both changes in asset and liability volumes and changes in interest rates. Because of numerous simultaneous balance and rate changes, it is not possible to allocate precisely such changes between balances and rates. For purposes of this table, changes which are not due solely to balance changes or solely to rate changes are allocated to such categories based on the respective percentage changes in average daily balances and average rates.


Volume/Rate Analysis
------------------------------------------------------------------------------------------
(In thousands)                    1994 vs 1993                 1993 vs 1992
------------------------------------------------------------------------------------------
Increase (Decrease) Due to  Average     Average                Average    Average
Change in                   Balance      Rate       Total      Balance     Rate     Total
------------------------------------------------------------------------------------------
Earning Assets
  Loans                     $43,829   ($24,381)   $19,448    $ 7,153   ($   180)   $ 6,973
  Investment securities
    Taxable                  (4,502)    (1,683)    (6,185)    15,920    (13,796)     2,124
    Nontaxable                  139         56        195       (170)      (267)     ( 437)
    Trading                       _         14         14       (161)       (39)     ( 200)
    other                    (1,649)     1,012       (637)    (3,681)      (782)    (4,463)
--------------------------- --------- ----------- ---------- --------- ----------- --------
      Total earning assets   37,817    (24,982)    12,835     19,061    (15,064)     3,997
--------------------------- --------- ----------- ---------- --------- ----------- --------
Interest-bearing
  Liabilities
  Deposits
    Savings and money
      market accounts         2,400        815      3,215      3,415     (3,529)     ( 114)
    Other time deposits       2,348      2,516      4,864      1,746     (7,316)    (5,570)
  Federal funds purchased
    and other                   384      1,604      1,988         63       (544)     ( 481)
  Other borrowings             (591)       943        352        131       (228)     (  97)
  Long-term notes              (592)       _        ( 592)     ( 113)         5      ( 108)
--------------------------- --------- ----------- ---------- --------- ----------- --------
      Total interest-bearing
         liabilities          3,949      5,878      9,827      5,242    (11,612)    (6,370)
--------------------------- --------- ----------- ---------- --------- ----------- --------
Change in net interest
  (tax-equivalent)          $33,868   ($30,860)    $3,008    $13,819   ($ 3,452)   $10,367
=========================== ========= =========== ========== ========= =========== ========

     On a tax-equivalent basis, net interest income increased $3.0 million or 3.9% in 1994 to $79.9 million compared to $76.9 million in 1993 and $66.5 million in 1992. Liberty's tax-equivalent interest margin has decreased to 3.65% for 1994 from 3.76% in 1993. The increase in net interest income between 1994 and 1993 is due principally to the increased levels of average loans, partially offset by lower average loan yields and higher cost of funds.
Further discussion of Liberty's management of net interest income can be found in "Interest Rate Sensitivity."

     Tax-equivalent interest income increased $12.8 million to $143.6 million in 1994. The increase is due to higher average loan levels which increased $265.4 million. Funding for the increased loan levels was provided by paydowns and maturities of investment securities and increased deposit levels. Net decreases occurred in both securities balances ($78.9 million) and yields (15 basis points) as a result of significant sales, maturities and early pay downs
reinvested at lower rates.   Although the national prime interest rate
increased by 250 basis points beginning in the first quarter of 1994, Liberty's average yield on loans declined from 7.99% to 7.83%, principally due to the refinancing and repricing of a large portfolio of fixed-rate real estate loans coupled with competitive pricing of loans at rates sometimes below national prime. As a result of the significant increase in loans and other yield and volume mix changes, the yield on average earning assets increased from 6.39% in 1993 to 6.56% in 1994.

     Total interest expense increased $9.8 million to $63.7 million in 1994 compared to $53.8 million in 1993. This increase was attributable to the $142.6 million in higher average interest-bearing deposits and higher interest rates on all fund sources. Market rates, in general, reversed direction in the first quarter of 1994 when the Federal Reserve Bank raised the bank borrowing discount rate for the first time since mid-1992 and raised it several more times during 1994. The most significant rate increases occurred in the large deposit liabilities and other borrowings, especially where some maturities have been extended. As a result, Liberty's cost of funds increased from 3.40% in 1993 to 3.73% in 1994.

Noninterest Income

     Noninterest income for the previous three years is shown below. The primary changes were in service charges on deposits, mortgage banking income, net securities gains and other noninterest income.

---------------------------------------------------------------------------
 (In thousands)                                1994        1993        1992
----------------------------------------------------------------------------
Trust fees                                   $15,582     $15,508     $15,523
Service charges on deposits                   14,603      12,925      10,900
Mortgage banking income                        6,242       7,449       7,391
Trading account profits and commissions        4,176       4,591       3,713
Loan fees                                      2,047       1,992       2,053
Credit card fees                               2,041       1,402       1,286
Net securities gains                           1,174       2,750          11
Other                                         13,196      10,099       7,779
----------------------------------------------------------------------------
  Total                                      $59,061     $56,716     $48,656
============================================================================

     Service charges on deposits increased $1.7 million or 13.0% during 1994. Of this amount, $751 thousand is attributable to service charges on deposits of banks acquired during 1993 with the remainder due to service fee schedule increases. Net security gains decreased $1.6 million or 57.3% due to sales in 1993 as part of Liberty's tax planning strategies. Net securities gains for 1994 included a $1.4 million gain on the sale of majority-owned stock of a bank acquired in settlement of previously contracted debt in 1989. Mortgage banking income declined $1.2 million or 16.2% as a result of a smaller portfolio due to sales of mortgage servicing during 1994 and 1993. Sales of mortgage servicing in 1994 resulted in a gain of $1.1 million which was recorded in other noninterest income. Other noninterest income also included gains on sales of other assets totaling $1.9 million in 1994.

Noninterest Expenses

     Noninterest expenses, excluding income from the operation of other real estate and assets owned ("OREO") which are discussed separately in "Provisions for Loan Losses and Net Income From Other Real Estate and Assets Owned," decreased in 1994 by 5.9%. The following table shows the significant noninterest expense categories.

-------------------------------------------------------------------------------
(In thousands)                                     1994        1993       1992
-------------------------------------------------------------------------------
Salaries                                        $ 43,542    $ 44,701   $ 37,643
Employee benefits                                  9,725       9,088      6,281
Equipment                                          9,408       8,094      6,785
Occupancy, net                                     9,065       8,806      7,336
Professional and other services                    8,581      10,001      8,543
Data processing                                    6,498       5,901      5,866
Printing, postage and supplies                     5,257       5,789      4,757
Deposit insurance assessment                       4,387       4,564      3,814
Advertising and business development               3,535       4,382      3,119
Amortization of intangibles, including
 purchased mortgage servicing rights               2,429       6,741      3,528
Other                                             12,569      14,069     10,861
-------------------------------------------------------------------------------
  Total                                         $114,996    $122,136    $98,533
===============================================================================

     Salaries and employee benefits decreased $522 thousand during 1994. Expenses in 1993 included $1.4 million accrued for severance and other costs to reduce noninterest expenses. Other than base salary increases, 1994 included $991 thousand in salary and benefits for employees of new banking locations.
As a result of management's expense reduction efforts, the employee count was reduced by 5% during 1994 to 1,364 employees at year-end.

     The amortization of intangibles decreased $4.3 million or 64.0%, as a result of accelerated write offs in 1993 of the intangibles associated with purchased mortgage servicing rights. This decrease is partially offset by the amortization of bank acquisition premiums which increased $567 thousand in 1994.

     Professional and other services decreased $1.4 million due to reductions in outside services, most notably a $500 thousand accrual in 1993 for an outside consultant to aid in the reduction of noninterest expenses and due to reductions in the use of temporary employee services. Equipment expense increased $1.3 million or 16.2% primarily due to increased depreciation on new data processing and other equipment.

     Other noninterest expense decreased $1.5 million or 10.7% during 1994 as a result of numerous items, none of which were individually significant. Both 1994 and 1993 included provisions of $1.8 million for other corporate risk reserves or losses on mortgage receivables in process of foreclosure.

     The Federal Deposit Insurance Corporation ("FDIC") has proposed a reduction of deposit insurance assessment rates, which, if enacted, will reduce deposit insurance costs. The specific amount of this reduction is not possible to predict.

     Liberty's operating efficiency ratio for 1994 was 81.1% compared to 90.7% in 1993. The operating efficiency ratio is defined as noninterest expense as a percent of net interest income on a tax equivalent basis plus noninterest income less security gains or losses.

Provision for Loan Losses and Net Income from the Operation of Other Real
  Estate and Assets Owned

     The provision for loan losses and losses on OREO amounted to a negative $450 thousand during 1994 compared to a negative $8.6 million during 1993 and a negative $548 thousand in 1992.

     No provisions were made to the reserve for loan losses in 1994. During 1993 negative provisions were made to this reserve totaling $7.4 million. Charges of $1.8 million were made during 1992. Liberty reviews the adequacy of its reserve for loan losses on a quarterly basis. The reserve is based on a financial model which estimates the range of inherent loss in Liberty's loan portfolio. The model incorporates various factors required by guidelines of the Comptroller of the Currency, including trends and results in collecting loans, loss experience, evaluation of underlying collateral values, identification and review of specific problem loans, size of the loan portfolio and anticipated increases or declines in size, overall quality of the portfolio and business and economic conditions and trends. Variations in any or all of these factors may cause variations in quarterly provisions or annual provisions to the reserve. A similar analysis is conducted in connection with the reserve for losses on OREO.

     As a result of continuing improvement in asset quality trends and low levels of net charge-offs, the amount of the reserve was maintained at substantially the same level as year-end 1993. The level of reserves is also influenced by the overall size of Liberty's loan portfolio. Since the volume of Liberty's loans has increased during 1994, the overall level of the reserve for loan losses may require adjustments to take into consideration any additional aggregate loan risk. These adjustments might offset, in whole or in part, the effects of any improving asset quality trends. Because reserve adequacy is based on a future evaluation of various factors, Liberty is unable to predict the specific level of provisions (or negative provisions) that may be appropriate in future periods.

     Net income from the operation of OREO is comprised of the following:

-------------------------------------------------------------------------------
Net Income from OREO
-------------------------------------------------------------------------------
(In thousands)                                      1994       1993       1992
-------------------------------------------------------------------------------
Provisions                                       $   450     $1,207     $2,341
Expenses                                            (501)      (856)    (1,676)
Income                                               283        792      1,524
Gains on sales                                     2,993      2,265      3,793
-------------------------------------------------------------------------------
  Net income from OREO                            $3,225     $3,408     $5,982
===============================================================================

Income Taxes

     Liberty recorded a net income tax benefit of $906 thousand for 1994 compared with a benefit of $2.4 million during 1993. The net income tax benefit in 1994 resulted from Liberty's determination that it would generate sufficient taxable income in future periods to use a significant portion of its net operating loss carryforwards which had been impaired in 1993. The benefit in 1994 from this determination was approximately $8.8 million. During 1993, Liberty generated taxable income sufficient to utilize $18.8 million of net operating loss carryforwards for which a valuation allowance had previously been provided. Liberty recorded $97 thousand in net alternative minimum tax expense in 1992. At December 31, 1994, Liberty had net operating loss carryforwards totaling $25 million which can be used to reduce its future income tax liabilities.

Balance Sheet

Earning Assets

     Average earning assets increased 7.0% during 1994. The increase is attributable to Liberty's loan growth. During 1994, average earning assets comprised approximately 85% of average total assets compared to 84% in 1993 and 1992. Liberty's percentage of earning assets to total assets is lower than its peer group (which is in the 90% range) partially because of the significant amount of public funds processing done by Liberty. This activity, in which Liberty generates fee income, increases demand deposits and items in process in Liberty's consolidated balance sheet.

     The following table shows the major classifications of Liberty's average earning assets and their percent of total average earning assets for the last three years.

-------------------------------------------------------------------------------
Average Earning Assets
-------------------------------------------------------------------------------
(In thousands)                 1994                 1993                1992
-------------------------------------------------------------------------------
Loans                  $1,051,694  48.1%   $  786,275  38.5    $  698,162  38.5
Investment securities   1,076,669  49.2     1,155,574  56.5       894,407  49.3
Trading account
 securities                 3,831    .2         3,833    .2         6,444    .4
Federal funds sold
and other                  55,473   2.5        99,132   4.8       214,858  11.8
-------------------------------------------------------------------------------
  Total                $2,187,667          $2,044,814          $1,813,871
===============================================================================

Investment  and Trading Account Securities

     Liberty adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ("SFAS No. 115") on December 31, 1993. The statement requires securities to be classified into three categories: "securities held to maturity" reported at amortized cost; "trading securities" reported at fair value with unrealized gains and losses included in earnings; and "securities available for sale" reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' investment. As a result of applying SFAS No. 115 shareholders' investment was reduced by $6.9 million at year-end 1994 compared to an increase in shareholders' investment at the end of 1993 of $6.2 million.

     The following table shows the recorded amounts for Liberty's investment securities, which do not include trading account securities, as of the end of the previous three years.

Investment Securities
-------------------------------------------------------------------------------
(In thousands)                               1994           1993         1992
-------------------------------------------------------------------------------
Available for sale
  U.S. Treasury                         $  599,272   $   605,586   $    49,137
  U.S. Government agencies
    Mortgage-backed                         23,639           226            _
    Other                                    9,546       108,550            _
  State and political                          490         9,393            _
  Corporate debt and other                  23,188        43,072            _
-------------------------------------------------------------------------------
Total available for sale                   656,135       766,827        49,137
-------------------------------------------------------------------------------
Held to maturity
  U.S. Treasury                             53,793        54,478       380,583
  U.S. Government Agencies
    Mortgage-backed                        218,942       216,519       370,326
    Other                                       _         51,467       122,656
  State and political                       71,945        63,346        70,668
  Corporate debt and other                  71,404        77,274         6,515
-------------------------------------------------------------------------------
Total held to maturity                     416,084       463,084       950,748
-------------------------------------------------------------------------------
Equity securities                           18,455        18,628        12,875
-------------------------------------------------------------------------------
Total investment securities             $1,090,674    $1,248,539    $1,012,760
===============================================================================

     The market value of Liberty's investment securities portfolio was approximately 98.9% of book value at December 31, 1994. Gross unrealized gains included in the investment portfolio amounted to $6.6 million and are primarily related to equity securities, U.S. government agencies and other corporate bonds and debentures. Gross unrealized losses in the securities portfolio amounted to $28.8 million, with $17.6 million of the unrealized losses related to Liberty's U.S. Treasury securities portfolio and the balance falling throughout each of the other categories.

     The following tables show the maturities of Liberty's investment securities. The tables do not include Federal Reserve Bank stock, Federal Home Loan Bank stock and other corporate stock of $18.5 million. The weighted average yields are calculated on the basis of cost, adjusted for accretion and amortization. Weighted average yields on the tax-exempt obligations have been computed on a fully tax-equivalent basis at the statutory rate.

-------------------------------------------------------------------------------
Maturity of Held to Maturity Investment Securities
-------------------------------------------------------------------------------
                                       After One      After Five
                        Within         But Within     But Within     After Ten
(In thousands)         One Year        Five Years     Ten Years        Years
-------------------------------------------------------------------------------
                     Amount  Yield  Amount  Yield  Amount  Yield  Amount  Yield
-------------------------------------------------------------------------------
U.S. Treasury       $    75  3.9%  $    _    _ %  $    _    _ % $  53,718  6.5%
U.S. Government
  Agencies
    Mortgage-backed   1,942  9.7    25,109  7.6    63,049  6.7    128,842  6.6
State and politica   13,830  5.7    16,218  6.7    11,442  8.1     30,455  8.4
Corporate debt
  and other          14,292  4.9    55,472  5.2     1,640  5.6          _   _
-------------------------------------------------------------------------------
   Total            $30,139  5.6%  $96,799  5.8%  $76,131  6.9%  $213,015  6.8%
===============================================================================

-------------------------------------------------------------------------------
Maturity of Available for Sale Investment Securities
-------------------------------------------------------------------------------
                                     After One       After Five
                        Within       But Within      But Within    After Ten
(In thousands)         One Year      Five Years      Ten Years       Years
-------------------------------------------------------------------------------
                     Amount  Yield  Amount  Yield  Amount  Yield  Amount  Yield
-------------------------------------------------------------------------------
U.S. Treasury       $354,643  5.1%  $229,501  5.8%  $15,128  7.4%  $    _    _
U.S. Government
  Agencies
    Mortgage-backed   12,718  4.9     10,070  6.8         _    _      851  9.4
    Other              8,095  7.8      1,451  5.2         _    _        _    _
State and political        _    _        490  7.7         _    _        _    _
Corporate debt
  and other            6,255  4.8     16,703  5.3         _    _      230  6.6
-------------------------------------------------------------------------------
  Total             $381,711  5.1%  $258,215  5.8%  $15,128  7.4%  $1,081  8.8%
===============================================================================

Loans

     Loan concentrations are an important factor in the assessment of risk in the loan portfolio. The composition of the loan portfolio at year-end for the past five years is presented below.

-------------------------------------------------------------------------------
Loan Portfolio
-------------------------------------------------------------------------------
(In thousands)                1994       1993       1992       1991      1990
-------------------------------------------------------------------------------
Commercial and other (1) $  488,400   $376,454   $262,837   $388,493   $324,650
Energy                       71,883     57,089     68,576     60,668     57,852
Real estate _ construction   97,344     85,566     67,417     89,704     84,388
Real estate _ mortgage      269,232    199,104    154,410    172,693    171,169
Correspondent and regional   19,266     17,336     16,855     29,063     36,364
Personal                    233,654    195,392    106,958    104,970    105,011
-------------------------------------------------------------------------------
  Total                  $1,179,779   $930,941   $677,053   $845,591   $779,434
===============================================================================
(1) Includes term federal funds of $115.0 million in 1991 and $35.5 million in 1990. Liberty had no term federal funds at the end of 1994, 1993 or 1992.

     Liberty's loan portfolio reflects significant sensitivity to the movement of interest rates because of its relatively short-term nature and variable pricing. Scheduled maturities of Liberty's loan portfolio (excluding real estate _ mortgage and personal loans) at December 31, 1994 are summarized below:

-------------------------------------------------------------------------------
                                              After One
                                   Within     But Within    After
(In thousands)                    One Year    Five Years  Five Years  Total
-------------------------------------------------------------------------------
Commercial,
  correspondent and other         $208,164    $250,368    $49,134    $507,666
Energy                              50,947      20,789        147      71,883
Real estate _ construction          59,086      32,906      5,352      97,344
-------------------------------------------------------------------------------
  Total                           $318,197    $304,063    $54,633    $676,893
===============================================================================

     The loans shown above include both loans with an adjustable or floating rate as well as those with a fixed, predetermined rate. The adjustable or floating rate is tied to the national prime rate, Liberty's base rate or other market rates of interest. The total amount of these loans due after one year which have predetermined or floating or adjustable rates is summarized in the following table.


-----------------------------------------------------------
(In thousands)
-----------------------------------------------------------
Predetermined rate                              $139,485
Floating or adjustable rate                      219,211
-----------------------------------------------------------
  Total                                         $358,696
===========================================================

     Liberty's loans have increased $248.8 million or 26.7% during 1994. This growth is a result of continued emphasis on growing the loan portfolio. Liberty also commenced credit card issuances during 1993. Credit card loans increased from $31 thousand at the end of 1992 to $1.2 million at the end of 1993 to $4.2 million at the end of 1994.

     Liberty's practices in granting commitments and establishing lines of credit are typical of industry practices and standards. Terms, particularly rates and commitment fees, are subject to individual negotiations, with most commitments extended for a one year period. Liberty's credit standards and review practices with respect to loans are also used in granting commitments and establishing lines of credit. At December 31, 1994, the bank subsidiaries had legally binding loan commitments outstanding amounting to $500.7 million. Liberty does not expect a significant portion of these commitments to be exercised during the near-term. Management is of the opinion that no firm, unfunded commitments of material amounts which represent unusual risks are outstanding, except to the extent included in potential problem loans and/or allocated for in the reserve for loan losses.

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

     Nonperforming loans decreased 14.1% or $1.9 million to $11.6 million at year-end 1994 from $13.5 million at year-end 1993. This decrease reflects Liberty's effort in reducing nonperforming loans since their year-end peak of $147.7 million in 1987. Of the nonperforming loans at December 31, 1994, approximately 52% were real estate-related.

     Nonaccrual loans totaled $7.8 million at December 31, 1994. Of these loans, $2.5 million or 32% were contractually current with a total of $4.1 million or 53% representing loans that have met at least 85% of their con-tractual payments during 1994. The contractual balance on total nonaccrual loans was $10.6 million at year-end 1994 with $4.0 million or 37.5% of these loans contractually current and a total of $6.3 million or 60% rated 85% current or better.

-------------------------------------------------------------------------------
Nonperforming Loans
-------------------------------------------------------------------------------
(In thousands)                   1994       1993     1992      1991      1990
-------------------------------------------------------------------------------
Nonaccrual                     $ 7,808   $10,138   $19,244   $37,026   $27,307
Restructured                         _        _         _          _        _
Past due 90 days or more         3,748     3,313       487       750     1,058
-------------------------------------------------------------------------------
  Total nonperforming loans    $11,556   $13,451   $19,731   $37,776   $28,365
===============================================================================
Nonperforming Loans as %
  of Total Loans                   .98%     1.44%     2.91%     4.47%     3.64%
===============================================================================

-------------------------------------------------------------------------------
Analysis of Nonperforming Loans by Type
-------------------------------------------------------------------------------
(In thousands)                   1994       1993     1992      1991      1990
-------------------------------------------------------------------------------
Commercial and other          $  3,119   $ 3,604   $ 6,436   $ 8,999   $ 6,101
Energy                             321       632       706     1,685     1,496
Real estate _ construction       2,021     3,236     3,826     7,921     1,197
Real estate _ mortgage           3,938     5,135     8,126    13,378    12,041
Correspondent and regional          _         _         _      4,547     6,387
Personal                         2,157       844       637     1,246     1,143
-------------------------------------------------------------------------------
  Total                        $11,556   $13,451   $19,731   $37,776   $28,365
===============================================================================

     The gross interest income from nonaccrual loans outstanding at December 31, 1994, had they been performing in accordance with their original terms, would have been approximately $932 thousand for 1994. The amount of interest from nonaccrual loans included in interest income for 1994 was approximately $133 thousand. Foregone interest income from nonaccrual and restructured loans for the past five years beginning with 1994 was approximately $799 thousand, $1.1 million, $1.5 million, $3.0 million and $1.6 million, respectively.

     In May 1993, the Financial Accounting Standards Board ("FASB") issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"), and in October 1994, the FASB issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan _ Income Recognition and Disclosures." Both SFAS No. 114 and SFAS No. 118 are effective for fiscal years beginning after December 15, 1994. SFAS No. 114 addresses the accounting by creditors for impairment of a loan by specifying how reserves for losses related to impaired loans, as defined, shall be determined. A discounted cash flow analysis using the original contractual interest rate as the discount rate or use of the fair value of the collateral for collateral dependent loans is required for loans meeting the definition of impaired. If the discounted value is less than the contractual balance, the difference must be provided for through the reserve for loan losses. SFAS No. 118 amends SFAS No. 114 to require information about the recorded investment in certain impaired loans as well as how interest income related to those impaired loans is recognized. This adoption will not have a material adverse effect on Liberty's financial position when adopted in 1995, based on impaired loans, as defined, at December 31, 1994.

Potential Problem Loans

     "Potential problem loans" are those loans which, although currently performing, have credit weaknesses such that management has serious doubts as to the borrowers' future ability to comply with present terms, and thus may result in a change to nonperforming status. Management has identified, through internal credit ratings, certain performing loans which demonstrate some dete-rioration in credit quality and, accordingly, are scrutinized more carefully. At December 31, 1994, these loans totaled $177 thousand compared to $17.0 million and $5.1 million at December 31, 1993 and 1992, respectively. Of these amounts, approximately $98 thousand and $415 thousand represented letters of credit and unfunded loan commitments at December 31, 1993 and 1992, respectively. There were no unfunded balances at the end of 1994. The decrease at year-end 1994 was primarily attributable to the repayment of one large problem loan relationship during 1994. Exposure to loss of principal on such loans and commitments has been considered in the establishment of the reserve for loan losses.

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

-------------------------------------------------------------------------------
Allocation of Reserve for Loan Losses
-------------------------------------------------------------------------------
(Dollars In thousands)           1994      1993      1992      1991      1990
-------------------------------------------------------------------------------
Commercial and other
  Reserve amount                $1,592    $1,151    $2,382    $2,518    $3,610
  Loans as a percent of
 total loans                     41.40%    40.76%    39.55%    46.26%    41.93%
Energy
  Reserve amount                    57     3,305     2,603       635       939
  Loans as a percent of
   total loans                    6.09%     6.10%    10.00%     7.13%     7.38%
Real estate _ construction
  Reserve amount                   872       999     2,533     4,611     3,605
  Loans as a percent of
   total loans                    8.25%     9.14%     9.84%    10.55%    10.77%
Real estate _ mortgage
  Reserve amount                   389       452     2,533     1,041     1,187
  Loans as a percent of
   total loans                   22.82%    21.27%    22.54%    20.30%    21.88%
Correspondent and regional
  Reserve amount                   134       183       545     3,490     3,756
  Loans as a percent of
   total loans                    1.63%     1.85%     2.46%     3.42%     4.64%
Personal
  Reserve amount                 2,683     1,834     1,232     1,191     1,676
  Loans as a percent of
   total loans                   19.81%    20.88%    15.61%    12.34%    13.40%
Unallocated reserve             13,354    12,062    13,753    12,502    10,057
-------------------------------------------------------------------------------
    Total reserve              $19,081   $19,986   $25,581   $25,988   $24,830
===============================================================================
Reserve for loan losses as a
  % of total loans                1.62%     2.14%     3.73%     3.06%     3.17%
Reserve for loan losses as a
  % of  nonperforming loans     165.12%   148.58%   129.65%    68.80%    87.54%

The following table summarizes: average loan balances, changes in the reserve for loan losses arising from loans charged off and recoveries on loans pre-viously charged off by loan category, and additions to the reserve which have been charged to operating expense.

-------------------------------------------------------------------------------
Analysis of Reserve for Loan Losses
-------------------------------------------------------------------------------
(Dollars in thousands)           1994      1993      1992      1991      1990
-------------------------------------------------------------------------------
Balance at beginning
   of year                  $   19,986  $ 25,581  $ 25,988  $ 24,830  $ 32,145
-------------------------------------------------------------------------------
Charge-offs
  Commercial and other             481       258     1,369     1,901     1,653
  Energy                            _         _         22        81       957
  Real estate _ construction         4       378     1,511       190     3,749
  Real estate _ mortgage             3        61       435       224       890
  Correspondent and regional        _         22       433        22        _
  Personal                       1,698     1,154       835       779     1,111
-------------------------------------------------------------------------------
    Total charge-offs            2,186     1,873     4,605     3,197     8,360
-------------------------------------------------------------------------------
Recoveries
  Commercial and other             485       680       520       863       818
  Energy                           174       106       100       338     1,542
  Real estate _ construction       180       679       620       377       962
  Real estate _ mortgage            29       264       562        55       166
  Correspondent and regional        25         1       173        56       339
  Personal                         388       670       360       414       585
-------------------------------------------------------------------------------
    Total recoveries             1,281     2,400     2,335     2,103     4,412
-------------------------------------------------------------------------------
Net charge-offs                    905      (527)    2,270     1,094     3,948
Provisions for loan losses          _     (7,363)    1,793     2,252    (3,367)
Reserves from acquired banks        _      1,241        70        _         _
-------------------------------------------------------------------------------
Balance at end of year      $   19,081  $ 19,986  $ 25,581  $ 25,988  $ 24,830
===============================================================================
Average loans outstanding   $1,051,694  $786,275  $698,162  $757,411  $749,585
===============================================================================
Ratio of net charge-offs
 (recoveries) to average
 loans outstanding                 .09%     (.07%)     .32%      .14%      .53%
===============================================================================

Other Real Estate and Assets Owned

     OREO (net of reserves) decreased $5.5 million during 1994. The following tables show OREO and the reserve for OREO for the past five years.

-------------------------------------------------------------------------------
Other Real Estate and Assets Owned
-------------------------------------------------------------------------------
(In thousands)                    1994      1993      1992      1991      1990
-------------------------------------------------------------------------------
Land                            $4,522   $ 8,791   $14,516   $21,773   $38,200
Commercial _ office
   buildings and motels            792     2,487     2,481     7,541    20,639
Commercial _ shopping centers       _        200       660     8,429    17,125
Residential _ single-family      1,031     1,631     1,122     1,754     2,087
Residential _ multi-family          _         _         57     3,756     4,427
Oil and gas properties              _         _        306       523       765
Other                               25       256     1,520     3,851     4,321
-------------------------------------------------------------------------------
Total other real estate
   and assets owned             $6,370   $13,365   $20,662   $47,627   $87,564
   Less reserve for losses      (1,042)   (2,521)   (5,001)  (11,447)  (22,078)
-------------------------------------------------------------------------------
     Other real estate and
      assets owned, net         $5,328   $10,844   $15,661   $36,180   $65,486
===============================================================================


-------------------------------------------------------------------------------
Reserve for Losses on Other Real Estate and Assets Owned
-------------------------------------------------------------------------------
(In thousands)                    1994      1993      1992      1991      1990
-------------------------------------------------------------------------------
Balance at beginning of year    $2,521    $5,001   $11,447   $22,078   $26,516
Charge-offs                     (1,029)   (1,515)   (4,105)  (10,791)  (16,652)
Provisions for losses             (450)   (1,207)   (2,341)      160    12,214
Reserves from acquired banks        _        242        _         _         _
-------------------------------------------------------------------------------
Balance at end of year          $1,042    $2,521   $ 5,001   $11,447   $22,078
===============================================================================
Reserve for  losses on other
  real estate and assets owned
  as % of total other real estate
  and assets owned               16.36%    18.86%    24.20%    24.03%    25.21%
===============================================================================

     Charge-offs include losses on sales and market writedowns. The reserves are in addition to recording foreclosed real estate at or below current ap-praisal values.

Capital Funds

     Year-end shareholders' investment as a percentage of total assets amounted to 8.1% for 1994, compared to 8.5% for 1993 and 7.4% for 1992.

     Capital adequacy is currently measured by banking regulators using various capital criteria and ratios under the heading of risk-based capital. Tier 1 capital for bank holding companies includes common equity and perpetual preferred stock (subject to certain limitations) minus intangible assets. The adjustment to shareholders' investment for unrealized gains and losses for securities available for sale as required by SFAS 115 is disregarded in this calculation. There are also limitations on the amount of deferred tax assets that may be included in Tier 1 capital. Tier 2 capital includes supplementary elements such as limited amounts of reserve for loan losses, perpetual pre-ferred stock (in excess of Tier 1 limits), subordinated debt and other items. The leverage ratio, defined as Tier 1 capital divided by average adjusted total assets, limits the amount of leverage a bank can undertake because of the ratio's emphasis on equity or core capital.

     All but the most highly-rated banks are required to carry a minimum leverage ratio of 3% plus a cushion of 1 to 2%. The risk-based capital ratio, defined as total capital (Tier 1 plus Tier 2) divided by risk-weighted assets, is the regulators' other primary determinant of capital adequacy and was de-signed principally as a measure of credit risk. Banking organizations have been given a risk-based capital ratio requirement of 8%. The FDIC assesses insurance premiums based in part on the level of capital, with banks which are "well capitalized" paying assessments at lower rates. Liberty's and its subsidiary banks' capital ratios are significantly higher than the current guidelines and the subsidiary banks are "well capitalized" for deposit insurance purposes.

-------------------------------------------------------------------------------
Risk-based Capital
-------------------------------------------------------------------------------
(In thousands)                                            1994           1993
-------------------------------------------------------------------------------
Tier 1 Capital
  Shareholders' investment                          $  234,380      $  227,245
  Unrealized (gains) losses on available for sale
    securities disallowed                                6,854          (6,184)
  Deferred tax asset disallowed                         (5,537)        (12,586)
  Intangible assets disallowed                          (9,312)        (10,650)
    Total Tier 1 Capital                               226,385         197,825
Tier 2 Capital
  Reserve for loan losses (1)                           19,081          17,519
-------------------------------------------------------------------------------
    Total capital                                      245,466         215,344
===============================================================================
Risk-weighted Assets                                $1,590,539      $1,401,496
===============================================================================
Leverage Ratio                                            8.67%           7.87%
Risk-based Ratio                                         15.43           15.37
(1)  Limited to 1.25% of risk-weighted assets.


     Liberty Oklahoma City had a risk-based capital ratio of 13.83% and Liberty Tulsa had a risk-based capital ratio of 15.24%. Liberty and its subsidiary banks exceed required ratios for 1994 and plan to do so in the future.

Deposits

     Deposits represent the principal source of funds for Liberty. Average deposit levels totaled approximately 81% of total average assets in 1994. Levels of deposits increased in 1994 and 1993 due to bank acquisitions and product marketing.

-------------------------------------------------------------------------------
Average Deposits
-------------------------------------------------------------------------------
(In thousands)                               1994          1993          1992
-------------------------------------------------------------------------------
Noninterest-bearing demand deposits    $  616,552    $  615,567    $  551,121
Interest-bearing demand deposits          564,142       481,595       408,474
Savings                                   147,716       142,174        98,196
Time deposits                             772,485       717,977       682,799
-------------------------------------------------------------------------------
  Total                                $2,100,895    $1,957,313    $1,740,590
===============================================================================

     The previous table includes average deposits with the branches of Liberty Oklahoma City and Liberty Tulsa in Nassau, The Bahamas of $29.4 million, $33.0 million and $39.5 million for the years 1994, 1993 and 1992, respectively.

     As of December 31, 1994, time certificates of deposit and other time deposits issued in amounts of $100,000 or more mature as follows:

-------------------------------------------------------------------------------
(In thousands)
-------------------------------------------------------------------------------
Within three months                                                $173,377
After three but within six months                                   122,682
After six but within twelve months                                   34,654
After twelve months                                                  93,292
-------------------------------------------------------------------------------
  Total                                                            $424,005
===============================================================================

     Both Liberty Oklahoma City and Liberty Tulsa continue to be primarily funded in the local market place. In management's opinion, funding and liquidity at Liberty's bank subsidiaries are adequate to meet current and projected financial commitments.

Other Borrowings

     The details of the major sources of short-term borrowings are included in the following tables. The general terms of these borrowings are consistent with industry standards.

-------------------------------------------------------------------------------
Federal Funds Purchased and Securities Sold Under Agreements
to Repurchase
-------------------------------------------------------------------------------
(In thousands)                                   1994        1993      1992
-------------------------------------------------------------------------------
Borrowings outstanding
  At year-end                                $139,700    $116,486    $144,400
  Average for the year                        134,444     122,103     120,173
  Maximum month-end balance                   219,662     167,608     144,400
Interest rates
  Average for the year                            4.1%        2.9%        3.3%
  Average at end of year                          4.9         2.9         2.5

-------------------------------------------------------------------------------
Treasury, Tax and Loan Deposits and Other Borrowings
-------------------------------------------------------------------------------
(In thousands)                                 1994        1993        1992
-------------------------------------------------------------------------------
Borrowings outstanding
  At year-end                                $ 90,452    $161,626    $140,693
  Average for the year                         89,893     110,847     106,944
  Maximum month-end balance                   191,704     241,434     281,423
Interest rates
  Average for the year                            4.4%        3.2%        3.4%
  Average at end of year                          5.3         2.9         2.7

International Exposure

     Liberty has little direct exposure to foreign credits. Cross-border outstandings include loans, acceptances, interest-bearing deposits with other banks and interest-bearing investments or other monetary assets denominated in nonlocal currencies of foreign banks (including domestic branches of foreign banks). At December 31, 1994, Liberty had $2.2 million in cross-border outstandings (none of which was with domestic branches of foreign banks), compared to $1.2 million at December 31, 1993 and $35.9 million at December 31, 1992. There were no cross-border outstandings of foreign countries exceeding 1% of total assets at December 31, 1994 or 1993. Cross-border outstandings of foreign countries exceeding 1% of total assets at December 31, 1992 included $25.0 million with Japan.

Asset and Liability Management

     A senior management committee, the Investment/Asset/Liability Committee, has the responsibility for monitoring and coordinating the asset and liability positions, interest rate sensitivity, liquidity and other resource planning strategies of Liberty on an ongoing basis. This committee monitors interest rate moves from 50 to 400 basis points and the anticipated effects of these interest rate changes on both earnings and market value of capital. In addition, the committee has recommended policies which the Board of Directors has adopted setting limits within which the asset/liability risk positions are to be maintained.

     As a result of increased holdings of loans and continued high levels of marketable investment securities, Liberty was a net purchaser of federal funds averaging $80.9 million for 1994 compared to $28.5 million in 1993 and a net seller of federal funds averaging $91.7 million in 1992.

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

     The net interest margin of Liberty has been impacted by an increase in interest rates, as experienced in the past year. Because Liberty is liability sensitive, its liabilities reprice at the higher rates sooner than its assets. As such, the net interest margin is narrowed as liabilities are repriced or mature. However, the increase in liability rates, particularly in a increasing rate environment, may not increase as much as asset rates because of the lagging increase in consumer deposit rates. Liberty monitors its interest-sen-sitivity posture on a continuing basis to ensure that interest rate changes do not create a material adverse impact. Liberty also adjusts its asset and li-ability structures, to the extent possible, to allow for projected rate changes.

A table showing the repricing of Liberty's earning assets and interest-bearing liabilities at December 31, 1994 is outlined below. Deposits without maturities, such as savings, now accounts and money market accounts, are classified as less than 90 days.

------------------------------------------------------------------------------------
Interest Rate Sensitivity
------------------------------------------------------------------------------------
                              0-90       91-365      One to       After
(In thousands)                Days        Days      Five Years   Five Years    Total
-------------------------------------------------------------------------------------
Earning assets
Loans                      $  597,590      $ 52,113   $342,784   $187,292  $1,179,779
Securities                    300,865       309,989    351,139    128,681   1,090,674
Other earning assets           75,210            _          _          _       75,210
-------------------------- -------------- ----------- ---------- -------- -----------
Total earning assets          973,665       362,102    693,923    315,973   2,345,663
-------------------------- -------------- ----------- ---------- -------- -----------

Interest-bearing liabilities
Deposits                     1,085,677      306,605    210,980     42,685   1,645,947
Other borrowings               193,567       17,000     19,585         _      230,152
-------------------------- -------------- ----------- ---------- -------- -----------
 Total Interest-bearing
   liabilities               1,279,244      323,605    230,565     42,685   1,876,099
-------------------------- -------------- ----------- ---------- -------- -----------
Net position                  (305,579)      38,497    463,358    273,288     469,564
========================== ============== =========== ========== ======== ===========
Cumulative net position    ($  305,579)   ($267,082)  $196,276   $469,564  $  469,564
========================== ============== =========== ========== ======== ===========
% of earning assets              (13.0%)     (11.4%)      8.4%      20.0%       20.0%
========================== ============== =========== ========== ======== ===========

Parent Company Funding Sources and Dividends

     At December 31, 1994 and 1993 the parent company had cash, including interest-bearing deposits, of $6.2 million. Liberty's ability to fund various operating expenses and dividends is generally dependent on parent-only earnings, cash reserves and funds derived from its subsidiaries, principally Liberty Oklahoma City and Liberty Tulsa. These funds historically have been provided primarily by intercompany dividends and management fees. Management fees are generally limited to reimbursement of actual expenses. It is anticipated that Liberty's recurring cash sources will continue to include dividends and management fees from subsidiaries, proceeds from the sale of other assets (principally other real estate and assets owned) and retained rights to any gains from the sales of mortgage servicing or other assets. Dividends may be paid by subsidiary banks from time to time to support Liberty's acquisition activities or to provide funds for other purposes, such as dividends on Liberty common stock. Liberty Oklahoma City and Liberty Tulsa are limited in their ability to pay dividends based on applicable provisions of the National Bank Act pertaining to earnings and undivided profits. As of January 1, 1995 the ability of Liberty Oklahoma City and Liberty Tulsa to pay dividends without regulatory approval was limited to $29.9 million and $13.4 million, respectively.

     Liberty Real Estate Company, a wholly-owned subsidiary, is dependent upon Liberty for financial support to cover deficits in operating cash flows result-ing from operating costs, debt service, capital expenditures and other needs. These costs are primarily intercompany and insignificant to Liberty as a whole. It is anticipated that Liberty will continue to provide such support.

     Liberty paid four quarterly cash dividends of $.15 per common share in 1994, totaling $5.7 million. During 1993, Liberty paid three quarterly cash dividends of $.10 per common share, totaling $2.7 million. It is expected that such cash dividends, at levels to be determined by the Board of Directors from time to time, will continue if justified by Liberty's earnings, capital adequacy and financial condition. In January, 1995 the Board of Directors approved an increase in the quarterly dividend rate to $.20 per common share.

     In management's opinion, Liberty's current liquidity and cash sources are anticipated to be adequate to meet its obligations in the near-term.



-------------------------------------------------------------------------------
SELECTED QUARTERLY INFORMATION    Liberty Bancorp, Inc.
-------------------------------------------------------------------------------
Consolidated Summary of Quarterly Financial Information
(In thousands, except per share data)
-------------------------------------------------------------------------------
1994                                    Fourth     Third      Second     First
-------------------------------------------------------------------------------
Interest income                        $38,796    $35,957    $34,129    $32,458
Interest income (tax equivalent)        39,353     36,412     34,703     33,088
Interest expense                        19,002     16,417     15,019     13,222
Net interest income                     19,794     19,540     19,110     19,236
Provision for loan losses                    _          _          _          _
Trust fees                               3,641      3,771      4,010      4,160
Mortgage banking income                  1,418      1,434      1,625      1,765
Other noninterest income                11,135      7,902      9,318      8,882
Noninterest expense                     28,212     27,330     28,004     28,225
Net income                               5,159     10,608      5,157      4,952
Net income per share                       .53       1.08        .53        .51


At Quarter End
  Shares of Common Stock, net of treasury stock
    Outstanding                          9,474      9,484      9,484      9,478
    Fully-diluted                        9,803      9,836      9,825      9,780

-------------------------------------------------------------------------------
1993                                    Fourth     Third      Second     First
-------------------------------------------------------------------------------
Interest income                        $34,015    $31,143    $31,152    $32,091
Interest income (tax equivalent)        34,603     31,702     31,722     32,694
Interest expense                        13,453     13,166     13,342     13,872
Net interest income                     20,562     17,977     17,810     18,219
Provision for loan losses                  206         85     (2,737)    (4,917)
Trust fees                               3,715      3,975      3,846      3,972
Mortgage banking income                  1,913      1,871      1,987      1,678
Other noninterest income                10,178      7,560      7,920      8,101
Noninterest expense                     36,410     26,828     27,097     28,393
Net income                               6,262      3,428      5,144     21,698
Income per share
  Income before cumulative effect of change
    in accounting principle                .64        .35        .53        .77
Net income                                 .64        .35        .53       2.25

At Quarter End
  Shares of Common Stock, net of treasury stock
    Outstanding                          9,478      9,478      9,477      9,470
    Fully-diluted                        9,775      9,782      9,774      9,760


---------------------------------------------------------------------------------------------------------------------------------
Average Balances/Net Interest Margin/Rates (1)
---------------------------------------------------------------------------------------------------------------------------------
For the Year                                       1994                            1993                           1992
---------------------------------------------------------------------------------------------------------------------------------
                                       Average             Average    Average              Average   Average              Average
(In thousands)                         Balance   Interest   Rate      Balance    Interest   Rate     Balance    Interest   Rate
------------------------------------ ----------- --------- -------- ------------ --------- -------- ----------- --------- -------
Assets
Loans (2)                            $1,051,694  $ 82,305   7.83%   $  786,275   $ 62,857   7.99%   $  698,162  $ 55,884   8.00 %
Investment securities (3)
  Taxable                             1,022,535    54,076   5.29     1,103,154     60,261   5.46       839,979    58,137   6.92
  Nontaxable                             54,134     4,484   8.28        52,420      4,289   8.18        54,428     4,726   8.68
Trading account securities                3,831       245   6.40         3,833        231   6.03         6,444       431   6.69
------------------------------------ ----------- --------- -------- ------------ --------- -------- ----------- --------- -------
Total securities                      1,080,500    58,805   5.44     1,159,407     64,781   5.59       900,851    63,294   7.03
------------------------------------ ----------- --------- -------- ------------ --------- -------- ----------- --------- -------
Federal funds sold and securities
  purchased under agreements to
  resell and other                       55,473     2,446   4.41        99,132      3,083   3.11       214,858     7,546   3.51
------------------------------------ ----------- --------- -------- ------------ --------- -------- ----------- --------- -------
Total earning assets                  2,187,667   143,556   6.56     2,044,814    130,721   6.39     1,813,871   126,724   6.99
Cash and due from banks-
  noninterest-bearing                   258,007                        259,603                         252,950
Reserve for loan losses                 (19,829)                       (21,675)                        (25,238)
Other assets                            153,996                        148,716                         130,184
                                     ----------                     ----------                      ----------
      Total assets                   $2,579,841                     $2,431,458                      $2,171,767
                                     ==========                     ==========                      ==========


Liabilities and Shareholders'
  Investment
Interest-bearing deposits
  Savings and money market
accounts                             $  711,858  $ 19,618   2.76%   $  623,769   $ 16,403   2.63%   $  506,670  $ 16,517   3.26%
  Other time deposits                   772,485    34,623   4.48       717,977     29,759   4.14       682,799    35,329   5.17
------------------------------------ ----------- --------- -------- ------------ --------- -------- ----------- --------- -------
  Total interest-bearing deposits     1,484,343    54,241   3.65     1,341,746     46,162   3.44     1,189,469    51,846   4.36
------------------------------------ ----------- --------- -------- ------------ --------- -------- ----------- --------- -------
Federal funds purchased and
  securities sold under agreements
  to repurchase                         134,444     5,502   4.09       122,103      3,514   2.88       120,173     3,995   3.32
Other borrowings                         89,893     3,917   4.36       110,847      3,565   3.22       106,944     3,662   3.42
Long-term debt                                _         _      _         6,997        592   8.46         8,327       700   8.41
------------------------------------ ----------- --------- -------- ------------ --------- -------- ----------- --------- -------
  Total interest-bearing liabilities  1,708,680    63,660   3.73     1,581,693     53,833   3.40     1,424,913    60,203   4.23
------------------------------------ ----------- --------- -------- ------------ --------- -------- ----------- --------- -------
Demand deposits                         616,552                        615,567                         551,121
Other liabilities                        25,215                         26,061                          24,887
Shareholders' investment                229,394                        208,137                         170,846
                                     ----------                     ----------                      ----------
      Total liabilities and shareholders'
        investment                   $2,579,841                     $2,431,458                      $2,171,767
                                     ==========                     ==========                      ==========

Interest income/earning assets                   $143,556   6.56%                $130,721   6.39%               $126,724   6.99%
Interest expense/earning assets                    63,660   2.91                   53,833   2.63                  60,203   3.32
                                                ---------   ----                  -------   ----                 -------   ----
Net interest margin                             $  79,896   3.65%                $ 76,888   3.76%               $ 66,521   3.67%
                                                =========   ====                  =======   ====                 =======   ====

(1) Income and rates shown on a tax-equivalent basis have been computed based on the statutory rate of 35% for 1994 and 1993 and
     34% for the years 1992, 1991 and 1990.
(2) Includes nonaccrual loans.
(3) Includes available for sale securities at amortized cost for all years presented.




------------------------------------------------------------------------------------------------
Average Balances/Net Interest Margin/Rates (1)
------------------------------------------------------------------------------------------------
For the Year                                      1991                            1990
------------------------------------------------------------------------------------------------
                                       Average            Average     Average            Average
(In thousands)                         Balance   Interest   Rate      Balance    Interest  Rate
----------------------------------- ------------ --------- ------- ------------ ---------- -----
Assets
Loans (2)                           $   757,411  $ 70,071   9.25%  $   749,585  $  77,647  10.36%
Investment securities (3)
  Taxable                               695,851    56,897   8.18       577,629     50,513   8.74
  Nontaxable                             56,989     4,798   8.42        59,680      5,039   8.44
Trading account securities                7,373       516   7.00         6,851        577   8.42
----------------------------------- ------------ --------- ------- ------------ ---------- -----
Total securities                        760,213    62,211   8.18       644,160     56,129   8.71
----------------------------------- ------------ --------- ------- ------------ ---------- -----
Federal funds sold and securities
  purchased under agreements to
  resell and other                      264,903    15,256   5.76       308,635     25,016   8.11
----------------------------------- ------------ --------- ------- ------------ ---------- -----
Total earning assets                  1,782,527   147,538   8.28     1,702,380    158,792   9.33
----------------------------------- ------------ --------- ------- ------------ ---------- -----
Cash and due from banks-
  noninterest-bearing                   253,855                        269,404
Reserve for loan losses                 (24,470)                       (29,569)
Other assets                            152,310                        165,165
                                      ---------                      ---------
      Total assets                   $2,164,222                     $2,107,380
                                      =========                      =========

Liabilities and Shareholders'
  Investment
Interest-bearing deposits
  Savings and money market
    accounts                        $   436,162   $22,097   5.07%  $   391,565    $21,572   5.51%
Other time deposits                     718,295    50,528   7.03       726,888     58,547   8.05
----------------------------------- ------------ --------- ------- ------------ ---------- -----
  Total interest-bearing deposits     1,154,457    72,625   6.29     1,118,453     80,119   7.16
----------------------------------- ------------ --------- ------- ------------ ---------- -----
Federal funds purchased and
  securities sold under agreements
  to repurchase                         170,608     9,352   5.48       204,766     15,781   7.71
Other borrowings                        121,719     6,468   5.31        72,736      5,750   7.91
Long-term debt                           10,547       977   9.26        11,624      1,094   9.41
----------------------------------- ------------ --------- ------- ------------ ---------- -----
  Total interest-bearing
    liabilities                       1,457,331    89,422   6.14     1,407,579    102,744   7.30
----------------------------------- ------------ --------- ------- ------------ ---------- -----
Demand deposits                         521,544                        520,423
Other liabilities                        26,984                         27,726
Shareholders' investment                158,363                        151,652
----------------------------------- ------------ --------- ------- ------------ ---------- -----
      Total liabilities and
        shareholders' investment     $2,164,222                     $2,107,380
                                      =========                      =========
Interest income/earning assets                   $147,538   8.28%                $158,792   9.33%
Interest expense/earning assets                    89,422   5.02                  102,744   6.04
                                                  -------   ----                  -------   ----
Net interest margin                              $ 58,116   3.26%                $ 56,048   3.29%
                                                  =======   ====                  =======   ====

(1) Income and rates shown on a tax-equivalent basis have been computed based on the statutory rate of 35% for 1994 and 1993 and 34% for the years 1992, 1991 and 1990.
(2) Includes nonaccrual loans.
(3) Includes available for sale securities at amortized cost for all years presented.



--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET                                 Liberty Bancorp, Inc.
--------------------------------------------------------------------------------
December 31,(In thousands, except share data)              1994           1993
--------------------------------------------------------------------------------
Assets
Cash and due from banks
  Noninterest-bearing                                 $  361,953     $  310,127
  Interest-bearing                                         1,103          2,587
Federal funds sold and securities purchased under
  agreements to resell                                    52,900         24,565
--------------------------------------------------------------------------------
    Total cash and cash equivalents                      415,956        337,279
--------------------------------------------------------------------------------
Trading securities                                        21,207          1,891
Investment securities
  Available for sale                                     656,135        766,827
  Held to maturity                                       416,084        463,084
  Equity                                                  18,455         18,628
--------------------------------------------------------------------------------
    Total investment securities                        1,090,674      1,248,539
--------------------------------------------------------------------------------
Loans                                                  1,179,779        930,941
  Less:  Reserve for loan losses                         (19,081)       (19,986)
--------------------------------------------------------------------------------
    Loans, net                                         1,160,698        910,955
--------------------------------------------------------------------------------
Property and equipment, net                               68,471         64,152
Accounts receivable                                       25,642         17,639
Accrued income receivable                                 25,354         23,675
Deferred tax asset, net                                   21,661         13,584
Other real estate and assets owned, net                    5,328         10,844
Other assets                                              48,708         31,218
--------------------------------------------------------------------------------
    Total assets                                      $2,883,699     $2,659,776
================================================================================

Liabilities and Shareholders' Investment
Deposits
  Noninterest-bearing                                 $  728,240     $  689,227
  Interest-bearing                                     1,645,947      1,435,917
--------------------------------------------------------------------------------
    Total deposits                                     2,374,187      2,125,144
--------------------------------------------------------------------------------
Other borrowings
  Federal funds purchased and securities sold under
    agreements to repurchase                             139,700        116,486
  Other                                                   90,452        161,626
Accrued interest, expenses and taxes                      17,606         15,503
Accounts payable                                          26,339         11,621
Other liabilities                                          1,035          2,151
--------------------------------------------------------------------------------
    Total liabilities                                  2,649,319      2,432,531
--------------------------------------------------------------------------------
Shareholders' Investment
Common stock ($.01 par value; 50,000,000 shares
  authorized)                                                 95             95
                           1994        1993
---------------------------------------------
  Shares issued         9,488,428   9,477,870
  Shares outstanding    9,474,413   9,477,819
Capital surplus                                          211,733        211,708
Retained earnings                                         31,972         11,785
Treasury stock, at cost _ 14,015 shares at December 31,
  1994 and 51 shares at December 31, 1993                   (435)            (1)
Unrealized security gains (losses), net of tax            (6,854)         6,184
Deferred compensation                                     (2,131)        (2,526)
--------------------------------------------------------------------------------
    Total shareholders' investment                       234,380        227,245
--------------------------------------------------------------------------------
    Total liabilities and shareholders' investment    $2,883,699     $2,659,776
================================================================================
The accompanying notes are an integral part of these consolidated financial statements.


--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF INCOME                           Liberty Bancorp, Inc.
--------------------------------------------------------------------------------
For the year (In thousands, except per share data)  1994       1993      1992
--------------------------------------------------------------------------------
Interest Income
  Loans                                          $ 81,698   $ 62,093   $ 54,982
  Investments
    Taxable                                        54,076     60,261     58,137
    Nontaxable                                      2,899      2,765      3,058
    Trading                                           221        199        383
  Federal funds sold and other                      2,446      3,083      7,546
--------------------------------------------------------------------------------
      Total interest income                       141,340    128,401    124,106
--------------------------------------------------------------------------------
Interest Expense
  Deposits                                         54,241     46,162     51,846
  Other borrowings                                  9,419      7,079      7,657
  Long-term notes                                       _        592        700
--------------------------------------------------------------------------------
      Total interest expense                       63,660     53,833     60,203
--------------------------------------------------------------------------------
Net Interest Income                                77,680     74,568     63,903
--------------------------------------------------------------------------------
Provision for loan losses                               _     (7,363)     1,793
--------------------------------------------------------------------------------
Net Interest Income After Provision for
  Loan Losses                                      77,680     81,931     62,110
--------------------------------------------------------------------------------
Noninterest Income
  Trust fees                                       15,582     15,508     15,523
  Service charges on deposits                      14,603     12,925     10,900
  Mortgage banking income                           6,242      7,449      7,391
  Trading account profits and commissions           4,176      4,591      3,713
  Loan fees                                         2,047      1,992      2,053
  Credit card fees                                  2,041      1,402      1,286
  Net securities gains                              1,174      2,750         11
  Other                                            13,196     10,099      7,779
--------------------------------------------------------------------------------
    Total noninterest income                       59,061     56,716     48,656
--------------------------------------------------------------------------------
Noninterest Expense
  Salaries                                         43,542     44,701     37,643
  Employee benefits                                 9,725      9,088      6,281
  Equipment                                         9,408      8,094      6,785
  Occupancy, net                                    9,065      8,806      7,336
  Professional and other services                   8,581     10,001      8,543
  Data processing                                   6,498      5,901      5,866
  Printing, postage and supplies                    5,257      5,789      4,757
  Deposit insurance assessments                     4,387      4,564      3,814
  Advertising and business development              3,535      4,382      3,119
  Amortization of intangibles, including
    purchased mortgage servicing rights             2,429      6,741      3,528
  Net income from operation of other real
    estate and assets owned                        (3,225)    (3,408)    (5,982)
  Other                                            12,569     14,069     10,861
--------------------------------------------------------------------------------
      Total noninterest expense                   111,771    118,728     92,551
--------------------------------------------------------------------------------
Income Before Provision (Benefit) for
  Income Taxes                                     24,970     19,919     18,215
Provision (benefit) for income taxes                 (906)    (2,358)     4,737
--------------------------------------------------------------------------------
Income Before Cumulative Effect of Change in
  Accounting Principle and Extraordinary Item      25,876     22,277     13,478
Cumulative effect of change in accounting
  principle                                             _     14,255          _
Extraordinary item-use of net operating loss
  carryforwards                                         _          _      4,640
--------------------------------------------------------------------------------
    Net Income                                    $25,876    $36,532    $18,118
================================================================================
Income Per Share (Primary and Fully-Diluted)
Income before cumulative effect of change in
  accounting principle                              $2.64      $2.28      $1.49
  and extraordinary item
Cumulative effect of change in accounting
  principle                                             _       1.46          _
Extraordinary item - use of net operating loss
  carryforwards                                         _          _        .52
--------------------------------------------------------------------------------
    Net Income - Primary and Fully-Diluted          $2.64      $3.74      $2.01
================================================================================
The accompanying notes are an integral part of these consolidated financial statements.


----------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF SHAREHOLDERS' INVESTMENT                                               Liberty Bancorp, Inc.
----------------------------------------------------------------------------------------------
                                                                                  Unrealized
                                                             Retained               Security                  Total
                                         Common   Capital    Earnings    Treasury   Gains     Deferred    Shareholders'
(Dollars in thousands)                    Stock   Surplus   (Deficit)      Stock   (Losses) Compensation   Investment
----------------------------------------- ------ ---------- ------------- --------- ---------- ------------- -----------
Balance December 31, 1991                 $877   $202,781   ($40,705)     ($    1)   $    _    ($3,176)      $159,776
  Net income                                 _          _     18,118            _         _          _         18,118
  Par value change (1)                    (790)       790          _            _         _          _              _
  Amortization of deferred compensation      _          _          _            _         _        352            352
  Common stock issued (43,182
    common shares)                           1        594          _            _         _          _            595
----------------------------------------- ------ ---------- ------------- --------- ---------- ------------- -----------
Balance December 31, 1992                   88    204,165    (22,587)          (1)        _     (2,824)       178,841
  Common stock issued in
    acquisitions (637,312 shares)            6      6,850        542            _         _          _          7,398
  Net income                                 _          _     36,532            _         _          _         36,532
  Dividends paid ($.30 per share)            _          _     (2,702)           _         _          _         (2,702)
  Amortization of deferred compensation      _          _          _            _         _        483            483
  Unrealized gains on available for sale
    securities, net of tax                   _          _          _            _     6,184          _          6,184
  Purchase of treasury stock
    (16,106 shares)                          _          _          _         (440)        _          _           (440)
  Common and treasury stock issued
    (25,108 common and 16,106
    treasury shares)                         1        693          _          440         _       (185)           949
----------------------------------------- ------ ---------- ------------- _-------- ---------- ------------- -----------
Balance December 31, 1993                   95    211,708     11,785           (1)    6,184     (2,526)       227,245
  Net income                                 _          _     25,876            _         _          _         25,876
  Dividends paid ($.60 per share)            _          _     (5,689)           _         _          _         (5,689)
  Amortization of deferred compensation      _          _          _            _         _        505            505
  Change in unrealized gains (losses) on
    available for sale securities,
    net of tax                               _          _          _            _   (13,038)         _        (13,038)
  Purchase of treasury stock
    (41,894 shares)                          _          _          _       (1,257)        _          _         (1,257)
  Common and treasury stock issued
    (10,558 common and 27,930
    treasury shares)                         _         25          _          823         _       (110)           738
----------------------------------------- ------ ---------- ------------- --------- ---------- ------------- -----------
Balance December 31, 1994                 $ 95   $211,733    $31,972      ($  435)  ($6,854)   ($2,131)      $234,380
========================================= ====== ========== ============= ========= ========== ============= ===========

(1)  In conjunction with Liberty's reincorporation under Oklahoma law, effective May 26, 1992, the par value of common stock was changed from $.10 to $.01 per share.  Additionally, the number of common shares authorized was reduced from 125,000,000 to 50,000,000.

The accompanying notes are an integral part of these consolidated financial statements.



-------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS      Liberty Bancorp, Inc.
-------------------------------------------------------------------------------
For the year (In thousands)                         1994       1993      1992
-------------------------------------------------------------------------------
Cash provided (absorbed) by operating activities
Net income                                       $ 25,876   $ 36,532   $ 18,118
Adjustments to reconcile net income to net cash
  provided (absorbed) by operating activities:
    Provisions for losses                           1,400     (7,335)       407
    Cumulative effect of change in accounting
      principle                                         _    (14,255)         _
    Extraordinary item - use of net operating
      loss carryforwards                                _          _     (4,640)
    Provision (benefit) for income taxes             (906)    (2,358)     4,737
    Depreciation and amortization                   9,322     12,833      8,018
    Net amortization (accretion) of investment
      securities                                   12,460     12,125       (340)
    Gain on sale of assets                         (9,346)    (9,418)    (7,267)
    Change in trading account securities          (14,586)     5,265      6,582
    Loans made for purposes of resale            (148,102)  (143,722)  (121,993)
    Proceeds from sale of loans held for resale    70,113    116,748    124,955
    Change in accrued interest, expenses and
      taxes, accounts payable and other
      liabilities                                     (78)    (3,423)   (19,882)
    Change in accrued income receivable,
      accounts receivable and other assets        (15,368)   (11,752)    36,135
-------------------------------------------------------------------------------
      Net cash provided (absorbed) by
        operating activities                      (69,215)    (8,760)    44,830
-------------------------------------------------------------------------------
Cash provided (absorbed) by investing activities
  Proceeds from maturities and paydowns on
    Available for sale securities                 124,299     68,031          _
    Held to maturity securities                    71,634    330,992    265,814
  Proceeds from sales of
    Available for sale securities                 749,596    301,240     86,933
    Held to maturity securities                         _    199,668    123,843
    Equity securities                               1,455      7,063     14,252
  Purchases of
    Available for sale securities                (788,831)  (495,540)  (134,861)
    Held to maturity securities                   (30,348)  (531,370)  (493,042)
    Equity securities                                (641)   (11,262)   (15,422)
  Change in net loans made by bank subsidiaries  (167,911)  (109,283)   168,550
  Principal payments received on loans made by
    parent company and nonbank subsidiaries         5,730      1,545      2,226
  Loans made to customers by nonbank subsidiaries  (6,659)    (2,370)      (212)
  Expenditures for property and equipment         (11,549)   (16,111)    (5,777)
  Proceeds from sale of property and equipment         44        487        164
  Sale proceeds and collections from other real
    estate and assets acquired in settlement of
    loans                                           9,052      9,938     27,489
  Cash and cash equivalents received in financial
    institution acquisitons, net of consideration       _     (1,552)     5,814
  Proceeds from sales of mortgage servicing
  contracts                                         1,301          _          _
  Purchases of mortgage servicing contracts        (4,155)      (191)    (3,176)
-------------------------------------------------------------------------------
     Net cash provided (absorbed) by investing
       activities                                 (46,983)  (248,715)    42,595
-------------------------------------------------------------------------------
Cash provided (absorbed) by financing activities
  Change in savings and demand deposits           111,065     50,264     28,880
  Change in time deposits                         137,978    (73,734)   (41,891)
  Change in short-term borrowings                 (47,960)    (7,709)   (79,094)
  Payment on long-term notes                            _     (7,627)    (2,377)
  Proceeds from issuance of common and treasury
    stock                                             738        949        595
  Purchase of treasury stock                       (1,257)      (440)         _
  Dividends paid on common stock                   (5,689)    (2,702)         _
-------------------------------------------------------------------------------
     Net cash provided (absorbed) by financing
       activities                                 194,875    (40,999)   (93,887)
-------------------------------------------------------------------------------
   Net change in cash and cash equivalents         78,677   (298,474)    (6,462)
   Cash and cash equivalents at beginning of year 337,279    635,753    642,215
-------------------------------------------------------------------------------
   Cash and cash equivalents at end of year      $415,956   $337,279   $635,753
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

     Investment and Trading Account Securities - Securities purchased for trading purposes are held in the trading portfolio at estimated market value, with unrealized gains and losses reported in earnings. Securities that are being held for indefinite periods of time, including securities that management intends to use as part of its asset/liability management strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital or other situations are classified as available for sale and are carried at estimated market value with unrealized gains and losses reported as a separate component of shareholders' investment, net of income tax. Other debt securities that management has the ability and intent to hold to maturity are classified as held to maturity and are carried at cost, adjusted for amortization of premiums and accretion of discounts. Equity securities which do not have a readily determinable market value are carried at cost. Gains and losses on the sale of investment securities are reported as of the trade date and are included as a component of noninterest income. Applicable income taxes are included in the provision for income taxes in the accompanying consolidated statement of income. Gains and losses are determined by the use of the specific cost identification method.

     Loans - Loans are placed on nonaccrual status when they become 90 days past due unless their collateral position or other conditions warrant continued accrual status. Previously accrued but uncollected interest on these loans is usually reversed. Interest on nonaccrual loans is recognized only as it is re-ceived and only to the extent that the collectibility of the principal is not in doubt. Loan fees are deferred and recognized over the commitment and/or loan period. Fees that are an adjustment of yield are included in interest income and all other fees are included in noninterest income. Costs associated with the origination of loans are expensed as incurred rather than capitalized and amortized, as the amount is not considered material. Loans which Liberty does not intend or does not expect to hold until maturity are identified as held for sale. These loans are carried at the lower of cost or estimated market value. Gains and losses on the sale of loans held for sale are determined by the use of the specific identification method and are reflected as a component of noninterest income.

     Reserve for Loan Losses - The reserve for loan losses is established by charges to income. The reserve is an amount which management believes will be adequate to absorb losses on existing loans that become uncollectible. The level of the reserve is based on a number of factors, including the collection of loans and the evaluation of underlying collateral values, loss experience, identification and review of specific problem loans, overall quality of the portfolios, and current business and economic conditions. The adequacy of the reserve is periodically reviewed and approved by the Board of Directors. Ul-timate losses, however, may differ from the current estimates. To the extent that adjustments to increase or decrease the reserve for loan losses become necessary, they are reported in earnings in the periods in which they become known. It is Liberty's policy to charge off any loan or portion thereof when it is deemed uncollectible in the ordinary course of business. Loan losses and recoveries are charged or credited directly to the reserve for loan losses.
     Other Real Estate and Assets Owned - Other real estate and assets owned are carried at the lower of loan carrying amount or fair value, net of estimated selling costs. Write-downs at the time of acquisition are accounted for as loan losses. The reserve for losses on other real estate and assets owned is established by charges to income. The reserve is an amount which management believes will be adequate to absorb inherent losses from the dispo-sition and/or decreases in fair value of those properties. Losses and subsequent writedowns are charged to the reserve for other real estate and assets owned. Operating income received and gains from the subsequent disposi-tion of these assets are included as a component of net income from operation of other real estate and assets owned.

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

     Intangible Assets - Intangible assets consist primarily of premiums paid as a result of branch and bank acquisitions and purchased mortgage servicing rights. These assets are included as a component of other assets and amounted to $12,403,000 and $13,892,000, net of accumulated amortization totaling $14,847,000 and $17,233,000, at December 31, 1994 and 1993, respectively. The intangible assets, other than purchased mortgage servicing rights, are being amortized over their estimated lives (ranging from 10 to 18 years) by either the straight-line or interest methods. Purchased mortgage servicing rights, which totaled $3,397,000 and $3,728,000 at the end of 1994 and 1993,
respectively, are being amortized over the estimated servicing lives of the loans to which they relate in proportion to net servicing income.

     Income Taxes - Effective January 1, 1993, deferred income taxes are provided to reflect the future tax consequences of differences between the tax bases of assets and liabilities and their reported amounts in the consolidated balance sheet. Prior to January 1, 1993 deferred taxes, if any, were provided for timing differences between items of income or expense reported for financial statement purposes and those reported for income tax purposes.

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

     Earnings per Share - Earnings per share is calculated using Liberty's weighted average common and common-equivalent shares (primarily stock options) outstanding during the periods. The weighted average number of shares used to compute primary and fully-diluted earnings per share are presented as follows:

-------------------------------------------------------------------------------
 (In thousands)                                         1994     1993      1992
-------------------------------------------------------------------------------
Weighted average shares outstanding
    Primary                                             9,801    9,765    8,995
    Fully-diluted                                       9,801    9,765    9,061

Statement of Cash Flows - For purposes of reporting cash flows, cash and cash-equivalents represent cash and due from banks, including interest-bearing deposits with original maturities less than 90 days, federal funds sold and securities purchased under agreements to resell. Supplemental cash flow information includes the following:

-------------------------------------------------------------------------------
 (In thousands)                                        1994      1993      1992
-------------------------------------------------------------------------------
Cash paid for
  Interest                                          $60,464   $54,899   $64,979
  Income taxes                                        2,079       762       100
Noncash items included in investing activities
  Loans transferred to other real estate and
    assets owned                                          _     1,559     1,203
  Loans made to finance the sale of other real
    estate and assets owned                           1,980       630    10,156
  Receipt of preferred stock as partial proceeds
    for sale of other assets                            700         _         _

Note 2  Acquisitions

     Purchase Transactions _ On August 1, and October 1, 1993, Liberty acquired the First Oklahoma Bank and Trust Co. of Edmond and The First National Bank of Edmond, respectively, for a total cash purchase price of $20,148,000. The transactions were accounted for as purchases. Total assets acquired amounted to approximately $142,155,000. For each of these acquisitions, the consolidated statement of income includes only the income and expense of the acquired banks since acquisition. The purchase price was allocated to the net assets acquired based on their estimated fair values with the excess allocated to cost in excess of net assets acquired. The effect on Liberty's results of operations for 1993, had these transactions occurred at the beginning of the year, was not significant. There were no significant purchases in either 1994 or 1992.

     Poolings-of-Interest _ The following table presents the business combinations which occurred during 1993 accounted for as poolings-of-interests. A total of 637,312 shares of common stock were issued in connection with these business combinations. The consolidated statement of income for 1992 has not been restated due to the immateriality of each business combination. Adjustments to conform the acquired banks' accounting policies to those of Liberty were not material.

-------------------------------------------------------------------------------
                                                                       Assets
(In thousands)                                                        Acquired
-------------------------------------------------------------------------------
First National Bank of Jenks                                         $  33,408
Midwest National Bank                                                   38,581
Bank of Tulsa                                                           62,820
-------------------------------------------------------------------------------
  Total                                                               $134,809
===============================================================================

     The following table shows the effect of the three banks' 1993 results of operations prior to combination.

-------------------------------------------------------------------------------
                                                              Pooled
 (In thousands)                                  Liberty      Banks    Combined
-------------------------------------------------------------------------------
Interest income                                  $121,285     $7,116   $128,401
Net interest income                                70,074      4,494     74,568
Cumulative effect of change in accounting
  principle                                        14,412       (157)    14,255
Net income (loss)                                  36,643       (111)    36,532

     There were no poolings-of-interest in either 1994 or 1992.



Note 3  Cash and Due from Banks

     As members of the Federal Reserve System, Liberty's subsidiary banks are required to maintain certain cumulative reserve balances based on deposits. Actual reserve balances amounted to $31,465,000 and $29,877,000, respectively, at December 31, 1994 and 1993, and averaged $34,237,000 and $26,603,000 for
1994 and 1993, respectively. These reserve balances are included in cash and due from banks in the accompanying consolidated balance sheet. This balance sheet category also includes checks in process of collection, and cash balances maintained at correspondent banks for services rendered.

Note 4  Investment and Trading Securities


     As of December 31, 1993, Liberty changed its method of accounting for certain investment securities as allowed by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). This standard recognizes unrealized gains and losses on available for sale securities, net of income taxes, as a component of shareholders' investment. At December 31, 1994 this component for losses totaled $6,854,000 compared to a gain position at December 31, 1993 of $6,184,000.


     The following table is a summary of investment securities at December 31, 1994 and 1993.

---------------------- ------------- ------- ------------ ----------- ------------ ---------- -------- --------
                                        1994                                            1993
---------------------- ------------- ------- ------------ ----------- ------------ ---------- -------- --------
                                    Gross     Gross       Extimated                Gross      Gross   Estimated
                        Amortized Unrealized Unrealized     Market     Amortized Unrealized Unrealized  Market
(In thousands)             Cost     Gains      Losses        Value        Cost     Gains      Losses    Value
---------------------- ------------- ------- ------------ ----------- ------------ ---------- -------- --------
Available for Sale
U.S. Treasury          $  608,673    $  223  ($ 9,624)    $  599,272  $  597,269   $8,375    ($    58) $  605,586
U.S. Government
  agencies
    Mortgage-backed        24,105        11      (477)        23,639         225        1           _         226
    Other                   9,577        49       (80)         9,546     107,448    1,165         (63)    108,550
State and political           499         _        (9)           490       9,369       25          (1)      9,393
Corporate debt
  and other                23,827         _      (639)        23,188      43,004      158         (90)     43,072
---------------------- ------------- ------- ------------ ----------- ------------ ---------- -------- ----------
Total                  $  666,681    $  283  ($10,829)    $  656,135  $  757,315   $9,724       ($212) $  766,827
====================== ============= ======= ============ =========== ============ ========== ======== ==========
Held to Maturity
U.S. Treasury          $   53,793    $   19  ($ 8,022)    $   45,790  $   54,478   $  173       ($732) $   53,919
U.S. Government
  agencies
    Mortgage-backed       218,942     1,921    (2,997)       217,866     216,519    4,442        (508)    220,453
    Other                       _        _          _              _      51,467    1,337           _      52,804
State and political        71,945       161    (3,372)        68,734      63,346    2,363        (313)     65,396
Corporate debt
  and other                71,404        _     (3,579)        67,825      77,274       20      (1,033)     76,261
---------------------- ------------- ------- ------------ ----------- ------------ ---------- -------- ----------
Total                  $  416,084    $2,101  ($17,970)    $  400,215  $  463,084   $ 8,335    ($2,586) $  468,833
====================== ============= ======= ============ =========== ============ ========== ======== ==========
Equity                 $   18,455    $4,178   $    _      $   22,633  $   18,628   $ 2,688     $    _  $   21,316
====================== ============= ======= ============ =========== ============ ========== ======== ==========
Total Securities       $1,101,220    $6,562  ($28,799)    $1,078,983  $1,239,027   $20,747    ($2,798) $1,256,976
====================== ============= ======= ============ =========== ============ ========== ======== ==========

The following table is a summary of trading securities at December 31, 1994 and 1993.

---------------------- ------------- ------- ------------ ----------- ------------ ---------- -------- --------
                                        1994                                            1993
---------------------- ------------- ------- ------------ ----------- ------------ ---------- -------- --------
                                    Gross     Gross       Extimated                Gross      Gross   Estimated
                        Amortized Unrealized Unrealized     Market     Amortized Unrealized Unrealized  Market
(In thousands)             Cost     Gains      Losses        Value        Cost     Gains      Losses    Value
---------------------- ------------- ------- ------------ ----------- ------------ ---------- -------- --------
Trading securities
U.S. Treasury            $19,440         _           _       $19,440      $  195          _         _   $  195
U.S. Government
  Agencies
    Mortgage-backed          522         _           _           522           _          _         _        _
    Other                      _         _           _             _         660          _         _      660
State and political        1,245         _           _         1,245       1,036          _         _    1,036
---------------------- ------------- ------- ------------ ----------- ------------ ---------- -------- --------
    Total                $21,207         _           _       $21,207      $1,891          _         _   $1,891
====================== ============= ======= ============ =========== ============ ========== ======== ========

     The estimated market values of investment and trading securities are based upon available market data and estimates, which often reflect transactions of relatively small size and are not necessarily indicative of the price at which large amounts of particular issues could be readily sold.

     The carrying value and estimated market value of debt securities at December 31, 1994 are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

------------------------------------------------------------------------------
                                                                     Estimated
                                                        Amortized      Market
(In thousands)                                            Cost         Value
------------------------------------------------------------------------------

Available for sale
  Due within one year                                   $371,316     $368,995
  Due after one but within five years                    255,312      247,963
  Due after five but within ten years                     15,528       15,128
  Due after ten years                                         82           81
  Mortgage-backed                                         24,443       23,968
------------------------------------------------------------------------------
Total                                                   $666,681     $656,135
==============================================================================
Held to maturity
  Due within one year                                   $ 28,196     $ 28,002
  Due after one but within five years                     71,691       68,066
  Due after five but within ten years                     13,082       12,635
  Due after ten years                                     84,173       73,646
  Mortgage-backed                                        218,942      217,866
------------------------------------------------------------------------------
Total                                                   $416,084     $400,215
==============================================================================

     Proceeds from sales of investment securities during 1994 were $751,334,000 compared to $507,971,000 and $225,028,000 in 1993 and 1992, respectively.
Gross gains on sales amounted to $1,951,000, $3,114,000 and $137,000 along with gross losses of $777,000, $364,000 and $126,000 for the respective years 1994, 1993 and 1992.

     Dividends on investments totaled $1,638,000 for 1994 compared to $1,863,000 for 1993 and $1,153,000 for 1992.

     Securities with carrying values of approximately $903,911,000 at December 31, 1994 were pledged to secure public and trust deposits and for other purposes as required or permitted by law.

     In October 1994, the FASB issued SFAS No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments."
SFAS No. 119 is effective for fiscal years ending after December 15, 1994.
SFAS No. 119 requires disclosures about off-balance sheet derivative financial instruments such as futures, forwards, swaps, option contracts and other off-balance sheet financial instruments with similar characteristics. Liberty does not engage in these types of transactions; therefore, the adoption of SFAS No. 119 had no impact on Liberty's consolidated financial statements.

Note 5  Loans

     The composition of the loan portfolio is shown below.
-------------------------------------------------------------------------------
Loans
-------------------------------------------------------------------------------
(In thousands)                                                1994       1993
-------------------------------------------------------------------------------
Commercial and other                                      $  488,400   $376,454
Energy                                                        71,883     57,089
Real estate _ construction                                    97,344     85,566
Real estate _ mortgage                                       244,809    172,652
Correspondent and regional                                    19,266     17,336
Personal                                                     233,654    195,392
Mortgage loans held for sale                                  24,423     26,452
-------------------------------------------------------------------------------
Total (1)                                                 $1,179,779   $930,941
===============================================================================
(1) Includes unearned income of $2,638,000 and $3,525,000 at December 31, 1994 and 1993, respectively.

     Loans to executive officers and directors (or their associates) of Liberty and its principal subsidiaries and loans guaranteed by such persons are con-sidered related-party loans. The aggregate amount of such loans is presented in the following table.

-------------------------------------------------------------------------------
Related Party Loans
-------------------------------------------------------------------------------
(In thousands)
-------------------------------------------------------------------------------
Balance at beginning of year                                           $16,571
Advances                                                                   848
Payments                                                                (7,452)
-------------------------------------------------------------------------------
Balance at end of year                                                 $ 9,967
===============================================================================

     The following table summarizes the components of nonperforming loans.

-------------------------------------------------------------------------------
Nonperforming Loans
-------------------------------------------------------------------------------
(In thousands)                                        1994      1993     1992
-------------------------------------------------------------------------------
Nonaccrual                                         $  7,808   $10,138   $19,244
Past due 90 days or more                              3,748     3,313       487
-------------------------------------------------------------------------------
Total                                               $11,556   $13,451   $19,731
===============================================================================

     Generally, the largest concentrations of nonperforming loans for 1994, 1993 and 1992 were in the real estate and commercial categories.

     The gross interest income from nonaccrual loans outstanding at year-end, had they been performing in accordance with their original terms, would have been approximately $932,000 for 1994, $1,109,000 for 1993 and $1,493,000 for
1992. The amount of interest included in interest income from these loans was approximately $133,000 in 1994, $64,000 in 1993, and $37,000 in 1992.

     In addition, Liberty had certain loans which, although currently performing, have credit weaknesses such that doubts exist as to the borrowers' future ability to comply with present terms. At December 31, 1994, these po-tential problem loans totaled $177,000 compared to $16,979,000 at December 31, 1993 and $5,147,000 at December 31, 1992. The decrease at year-end 1994 was primarily attributable to the repayment of one large problem loan relationship during 1994. The balances at December 31, 1993 and 1992 included approximately $98,000 and $415,000, respectively, in letters of credit and unfunded loan com-mitments. There were no unfunded balances in potential problem loans at the end of 1994. The principal portion of these loans and commitments exposed to loss has been considered in the establishment of the reserve for loan losses.

     The following is an analysis of the reserve for loan losses.

-------------------------------------------------------------------------------
Reserve for Loan Losses
-------------------------------------------------------------------------------
(In thousands)                                       1994      1993      1992
-------------------------------------------------------------------------------
Balance at beginning of year                       $19,986   $25,581   $25,988
Additions
  Recoveries                                         1,281     2,400     2,335
  Provisions                                             _    (7,363)    1,793
  Reserves of acquired banks                             _     1,241        70
Less _ Charge-offs                                  (2,186)   (1,873)   (4,605)
-------------------------------------------------------------------------------
Balance at end of year                             $19,081   $19,986   $25,581
===============================================================================

     In May 1993, the Financial Accounting Standards Board ("FASB") issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"), and in October 1994, the FASB issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan _ Income Recognition and Disclosures." Both SFAS No. 114 and SFAS No. 118 are effective for fiscal years beginning after December 15, 1994. SFAS No. 114 addresses the accounting by creditors for impairment of a loan by specifying how reserves for losses related to impaired loans, as defined, shall be determined. A discounted cash flow analysis using the original contractual interest rate as the discount rate or use of the fair value of the collateral for collateral dependent loans is required for loans meeting the definition of impaired. If the discounted value is less than the contractual balance, the difference must be provided for through the reserve for loan losses. SFAS No. 118 amends SFAS No. 114 to require information about the recorded investment in certain impaired loans as well as how interest income related to those impaired loans is recognized. This adoption will not have a material adverse effect on Liberty's financial position when adopted in 1995, based on impaired loans, as defined, at December 31, 1994.
.
Note 6  Property and Equipment

     Property and equipment is stated at cost as follows.

-------------------------------------------------------------------------------
                                                                     Extimated
                                                                       Useful
(In thousands)                                    1994     1993        Lives
-------------------------------------------------------------------------------
Land                                            $ 10,433 $  9,745   N/A
Buildings and other bank premises                 64,116   59,649   3-40 Years
Leasehold improvements                             7,497    8,264   5-40 Years
Equipment, furniture and fixtures and other       43,500   37,071   3-10 Years
-------------------------------------------------------------------------------
Total property and equipment                     125,546  114,729
  Less _ Accumulated depreciation and
    amortization                                 (57,075) (50,577)
-------------------------------------------------------------------------------
Property and equipment, net                     $ 68,471 $ 64,152
===============================================================================

     Depreciation and amortization expense for the years 1994, 1993 and 1992 was approximately $7,097,000, $5,365,000 and $4,577,000, respectively.

Note 7  Other Real Estate and Assets Owned

     The following table summarizes the components of other real estate and assets owned.

-------------------------------------------------------------------------------
Other Real Estate and Assets Owned
-------------------------------------------------------------------------------
(In thousands)                                       1994      1993      1992
-------------------------------------------------------------------------------
Land                                                $4,522   $ 8,791   $14,516
Residential _ single-family                          1,031     1,631     1,122
Commercial _ office buildings and motels               792     2,487     2,481
Other                                                   25       456     2,543
-------------------------------------------------------------------------------
Total other real estate and assets owned             6,370    13,365    20,662
Less reserve for losses                             (1,042)   (2,521)   (5,001)
-------------------------------------------------------------------------------
  Other real estate and assets owned, net           $5,328   $10,844   $15,661
===============================================================================

     An analysis of the reserve for losses on other real estate and assets owned is presented below.

-------------------------------------------------------------------------------
Reserve for Losses on Other Real Estate and Assets Owned
-------------------------------------------------------------------------------
(In thousands)                                        1994     1993      1992
-------------------------------------------------------------------------------
Balance at beginning of year                         $2,521   $5,001   $11,447
Charge-offs                                          (1,029)  (1,515)   (4,105)
Provisions for losses                                  (450)  (1,207)   (2,341)
Reserve from acquired banks                               _      242         _
-------------------------------------------------------------------------------
Balance at end of year                               $1,042   $2,521    $5,001
===============================================================================


Note 8  Interest-Bearing Deposits

     The components of interest-bearing deposits are presented in the following table.

-------------------------------------------------------------------------------
 (In thousands)                                          1994          1993
-------------------------------------------------------------------------------
Savings and money market accounts                     $  794,531    $  722,479
Time _ $100 or more                                      206,720       131,829
Public funds                                             217,285       181,990
Other time deposits                                      427,411       399,619
-------------------------------------------------------------------------------
Balance at end of year                                $1,645,947    $1,435,917
===============================================================================


     Time deposits over $100,000 include brokered deposits which totaled $87,015,000 at December 31, 1994 compared to $5,100,000 at December 31, 1993.
Time deposits over $100,000 also include international deposits with the branches of Liberty Oklahoma City and Liberty Tulsa in Nassau, The Bahamas of $32,805,000 and $24,981,000 at December 31, 1994 and 1993, respectively.

Note 9 Other Borrowings

     The components of other borrowings are presented below.

-------------------------------------------------------------------------------
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase
-------------------------------------------------------------------------------
(In thousands)                                    1994       1993       1992
-------------------------------------------------------------------------------
Borrowings outstanding
  At year-end                                   $139,700   $116,486   $144,400
  Average for the year                           134,444    122,103    120,173
  Maximum month-end balance                      219,662    167,608    144,400
Interest rates
  Average for the year                              4.1%       2.9%       3.3%
  Average at end of year                            4.9        2.9        2.5

-------------------------------------------------------------------------------
Treasury, Tax and Loan Deposits and Other Borrowings
-------------------------------------------------------------------------------
(In thousands)                                    1994       1993       1992
-------------------------------------------------------------------------------
Borrowings outstanding
  At year-end                                   $ 90,452   $161,626   $140,693
  Average for the year                            89,893    110,847    106,944
  Maximum month-end balance                      191,704    241,434    281,423
Interest rates
  Average for the year                              4.4%       3.2%       3.4%
  Average at end of year                            5.3        2.9        2.7

     Federal funds purchased and securities sold under agreements to repurchase are generally issued on an overnight or demand basis. Treasury, tax and loan deposits and other borrowings generally have maturities of three years or less. The fair value of these borrowings has been estimated to approximate their carrying value.

Note 10  Income Taxes

     Effective January 1, 1993, Liberty adopted SFAS No. 109, "Accounting for Income Taxes." This standard requires, among other things, recognition of future tax benefits, measured at enacted tax rates, attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards, to the extent the realization of such benefits is more likely than not. Similarly, future tax liabilities are also required to be recognized. The adoption of SFAS No. 109 resulted in a net deferred asset and related benefit of $14.3 million or $1.46 per share on January 1, 1993. This change is reflected in the consolidated statement of income as a cumulative effect of change in accounting principle. The 1992 consolidated statement of income has not been restated.

     The total provision (benefit) for income taxes has been allocated as follows:

-------------------------------------------------------------------------------
(In thousands)                                         1994     1993     1992
-------------------------------------------------------------------------------
Income from continuing operations                    ($  906) ($2,358)  $4,737
Shareholders' investment                              (7,052)   3,362        _
-------------------------------------------------------------------------------
  Total                                              ($7,958)  $1,004   $4,737
===============================================================================

     The provision (benefit) for income taxes on income from continuing operations before cumulative effect of change in accounting principle and extraordinary item is summarized below:

-------------------------------------------------------------------------------
Provision (Benefit) for Income Taxes
-------------------------------------------------------------------------------
(In thousands)                                          1994    1993     1992
-------------------------------------------------------------------------------
Current expense                                         $  _   $  330   $   97
Deferred expense (benefit)                              (906)  (2,688)   4,640
-------------------------------------------------------------------------------
  Total provision (benefit) for income taxes           ($906) ($2,358)  $4,737
===============================================================================

     Deferred tax assets are composed of the following at December 31, 1994 and 1993.

-------------------------------------------------------------------------------
(In thousands)                                                 1994      1993
-------------------------------------------------------------------------------
Deferred tax assets _
  Net operating loss carryforwards                            $ 8,643  $12,913
  Reserve for loan losses                                       6,678    6,807
  Reserve for losses and writedowns on other real estate
    and assets owned                                            4,107    6,061
  Unrealized losses on investment securities for financial
    reporting purposes                                          3,690        _
  Other reserves for uninsured risk                             2,901    3,039
  Accelerated amortization of purchased mortgage servicing
    rights                                                      1,993    2,232
  Tax credit carryforwards                                      1,975    1,975
  Alternative minimum tax credit carryforward                   1,012      359
  Accrued compensation and benefits                               806      984
  Unrealized gains on investment securities for income tax
    purposes                                                        _    3,801
  Other                                                         1,353    1,147
-------------------------------------------------------------------------------
                                                               33,158   39,318
-------------------------------------------------------------------------------
Deferred tax liabilities _
  Accelerated depreciation of property and equipment           (6,987)  (6,413)
  Unrealized losses on investment securities for income tax
    purposes                                                   (2,490)       _
  Unrealized gains on investment securities for financial
    reporting purposes                                              _   (3,362)
  Income reported on the cash basis for income tax purposes         _   (1,071)
-------------------------------------------------------------------------------
                                                               (9,477) (10,846)
-------------------------------------------------------------------------------
Net deferred tax asset                                         23,681   28,472
Valuation allowance                                            (2,020) (14,888)
-------------------------------------------------------------------------------
Deferred tax asset, net                                       $21,661  $13,584
===============================================================================

     The effective income tax rates differ from the statutory federal income tax rate of 35% in 1994 and 1993 and 34% in 1992. A reconciliation of the provision (benefit) for income taxes based on the statutory rates with the effective rates follows.

-------------------------------------------------------------------------------
(In thousands)                                         1994     1993     1992
-------------------------------------------------------------------------------
Income tax at statutory rate                          $8,739   $6,971   $6,193
Change in valuation allowance                         (8,363)  (6,901)       _
Nontaxable interest and dividend income               (1,671)  (1,805)  (1,766)
Amortization of costs related to branch and other
  bank acquisitions                                      306      137      204
Interest expense related to funding tax-exempt assets     98       53       99
Current year statutory rate change                         _     (406)       _
Other, net                                               (15)    (407)       7
-------------------------------------------------------------------------------
Total provision (benefit) for income taxes           ($  906) ($2,358)  $4,737
===============================================================================

     At December 31, 1994, Liberty had net operating loss carryforwards approximating $25,000,000. Approximately $1,000,000 of the net operating loss carryforwards can be used to offset future taxable income through 2000. The remaining net operating loss carryforwards can be used through 2009. Liberty also has approximately $2,000,000 in investment tax credit carryforwards which will expire through 2000. At December 31, 1994 Liberty also had approximately $1,000,000 in alternative minimum tax credit carryforwards with no expiration.

     Management had previously provided a valuation allowance for the expected future tax benefit of all of Liberty's available net operating loss carryforwards and investment tax credit carryforwards until a record of proven taxable income had been established. During 1994, management determined that these positive trends had been established and that based on Liberty's recent history of earnings and its expectations for the future, it is more likely than not that Liberty will receive benefit from its net operating loss carryforwards. As a result, the valuation allowance at December 31, 1993 was reduced by $8.4 million to give effect for this expected benefit. The remaining change in the valuation allowance during 1994 of $4.5 million represents the expiration of net operating loss carryforwards totaling approximately $13.0 million.

     Liberty's federal and state income tax returns have been examined by and/or settled with the Internal Revenue Service ("IRS") through 1990. There are currently no significant issues outstanding in this regard with either the IRS or the Oklahoma Tax Commission.

Note 11  Shareholders' Investment

     Liberty's cash dividends declared during 1994 totaled $.60 per share compared with $.30 per share for 1993. Total dividends paid during 1994 were $5,689,000 compared to $2,702,000 in 1993. Liberty Oklahoma City and Liberty Tulsa are limited in their ability to pay dividends based on applicable provisions of the National Bank Act pertaining to earnings and undivided profits. As of January 1, 1994 the amount of retained earnings of Liberty Oklahoma City and Liberty Tulsa available for the payment of dividends without regulatory approval was approximately $29,893,000 and $13,425,000, respectively.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") contains "prompt corrective action" provisions in which banks are classified into one of five categories based primarily upon capital adequacy, ranging from "well capitalized" to "critically undercapitalized" and which require, subject to certain exceptions, the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes "undercapitalized" and to take additional actions if the institution becomes "significantly undercapitalized" or "critically undercapitalized." At December 31, 1994, the regulatory capital ratios of Liberty's subsidiary banks were in excess of those necessary to be considered "well capitalized."

Note 12  Stock Options

     A summary of Liberty's stock options are as follows.

-------------------------------------------------------------------------------
                                                        Shares     Price Range
-------------------------------------------------------------------------------
December 31, 1991                                       600,694   $ 9.50-$12.40
Options granted                                         217,200    14.75- 28.89
Options exercised                                        (4,800)          12.40
Options canceled                                         (3,200)          12.40
-------------------------------------------------------------------------------
December 31, 1992                                       809,894     9.50- 12.40
Options exercised                                        (2,664)          12.40
-------------------------------------------------------------------------------
December 31, 1993                                       807,230     9.50- 28.89
Options exercised                                       (14,912)          12.40
Options canceled                                         (2,000)          12.40
-------------------------------------------------------------------------------
December 31, 1994                                       790,318     9.50- 28.89
-------------------------------------------------------------------------------
Exercisable                                             580,158     9.50- 28.89
Available for grant                                       2,000

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

     The Liberty Stock Option Plan, adopted in 1990, reserved 400,000 shares of common stock for granting options and was increased to 525,000 shares in 1992. Options may be granted to employees of Liberty and its subsidiaries who are executive, administrative, professional or technical personnel and who have principal responsibility for the management and direction of the financial success of Liberty. An employee owning more than 5% of the total combined voting power or value of all classes of stock of Liberty will not be eligible to receive options under the plan. Options terminate and are no longer exer-cisable after ten years from the date of the grant or three months from termination of the employment of an optionee for any reason other than death, or twelve months after the date of death of an optionee.


Note 13  Employee Benefits

     Liberty sponsors the Liberty Bancorp, Inc. Profit Sharing, Salary Deferral
and Employee Stock Ownership Plan (the "Plan").     Eligible participants may
contribute from 1% to 10% of their regular monthly earnings. Liberty matches from 50% to 125% of employee contributions not exceeding 6% of regular monthly earnings. Vesting ranges from 20% after two years of service to 100% after six years of service. Employee contributions can be invested in a variety of funds while the matching contributions are invested in Liberty's common stock. As part of Liberty's 1988 restructuring, the Plan borrowed $4,105,000 from Liberty to purchase stock for funding in future periods. The loan is serviced from annual plan contributions made by Liberty. The loan is included in deferred compensation in the accompanying consolidated statement of shareholders' investment and had a remaining balance of $2,017,000 at December 31, 1994. In addition to the contributions required to service the loan, the Board of Di-rectors may make discretionary contributions to the Plan. Expense accrued for contributions to the Plan amounted to $1,449,000 for 1994, $1,182,000 for 1993 and $1,224,000 for 1992. Dividends paid on Liberty stock, mentioned previously as held by the plan for future funding, are also contributed to plan participants.

     Liberty also sponsors several incentive bonus plans and awards for the purpose of rewarding persons serving in key management positions throughout Liberty. These bonuses and awards are tied primarily to the achievement of both corporate and personal goals. Expenses accrued under these bonus plans and awards totaled $1,338,000 in 1994, $1,148,000 in 1993 and $1,150,000 in
1992 and are included in salaries in the accompanying consolidated statement of income.

     These accrued expenses include the cost of stock awards available from certain of the bonus plans. Total shares initially approved as available for such awards totaled 75,000 shares. Shares awarded during 1994, 1993 and 1992 under this portion of the bonus plans totaled 918, 4,078 and 6,495 shares, respectively. Shares remaining for award at December 31, 1994 totaled 63,507. Shares awarded in 1992 vest at 20% per year. The cost of these shares not vested at December 31, 1994 totaled $114,000 and is included in deferred compensation in the accompanying statement of shareholders' investment. Shares awarded subsequent to December 31, 1992 vest 100% one year after their award date. Related expenses are recorded in the year the award is granted.

     The Stock Appreciation Rights Plan (the "SAR Plan"), adopted in 1990, reserved 50,000 rights to be used as an incentive to employees of Liberty and its subsidiaries. Persons receiving a right pursuant to the SAR Plan will not be in any way construed to be a stockholder of Liberty or have any right to receive shares of common stock. Each right becomes exercisable at the rate of
20% per year, beginning one year following the date of grant.   Expenses
accrued under this plan, based on the fair market value of Liberty's common stock, totaled $145,000 in 1994, $95,000 in 1993 and $473,000 in 1992 and are
included as salaries in the accompanying consolidated statement of income.



     The following table summarizes this plan for the past three years.

-------------------------------------------------------------------------------
                                                      Rights     Price Range
-------------------------------------------------------------------------------
December 31, 1991                                     23,500            $10.00
Rights granted or reissued                            28,000             14.75
Rights exercised or made available for reissue        (1,930)            10.00
-------------------------------------------------------------------------------
December 31, 1992                                     49,570     10.00 - 14.75
Rights exercised or made available for reissue        (6,265)    10.00 - 14.75
-------------------------------------------------------------------------------
December 31, 1993                                     43,305     10.00 - 14.75
Rights exercised or made available for reissue       (14,750)    10.00 - 14.75
-------------------------------------------------------------------------------
December 31, 1994                                     28,555     10.00 - 14.75
-------------------------------------------------------------------------------
Exercisable                                           10,030     10.00 - 14.75

     During 1993, Liberty adopted the Supplemental Executive Retirement Plan. The plan is intended to be an unfunded nonqualified deferred compensation arrangement for a select group of management employees. Liberty will contribute annually to a trust for each participant an amount equal to 7% of the participant's base compensation plus an amount, if any, necessary to fund the participant's trust account such that the balance would approximate a projected benefit as defined in the plan. A participant's benefit vests at a rate of 20% per year based upon number of years of participation service. A participant shall also become fully vested upon death, disability or on a change in control. Charges to expense under the plan totaled $150,000 and $141,000 in 1994 and 1993, respectively.

     Liberty provides certain health care benefits and life and disability insurance benefits to employees subject to beneficiary-paid premiums, co-payment provisions and deductibles. Expenses relating to these benefits provided to current employees totaled $2,659,000 in 1994, $2,181,000 in 1993 and $1,551,000 in 1992.

Note 14  Postretirement Benefits

     Employees of Liberty over the age of 55 with fifteen years of service or over the age of 65 with ten years of service are entitled to postretirement health care and life insurance benefits subject to retiree-paid premiums, co-payment provisions and deductibles.

     Liberty adopted SFAS No. 106, Accounting for Postretirement Benefits Other Than Pensions ("SFAS No. 106") effective January 1, 1993. This standard re-quires a current charge to expense for anticipated postretirement benefits. Prior to 1993 these benefits were expensed as paid by Liberty and totaled $535,000 in 1992.

     At the date of the adoption of this standard, Liberty's estimate of this obligation totaled approximately $10.8 million based on actuarial evaluations. The obligation at adoption represents benefits earned by current and retired employees through that date and is termed the "transition obligation." As allowed by the standard, Liberty is recognizing the liability related to the transition obligation through charges to earnings over a 20 year period.

     An actuarial evaluation of the present value of the total postretirement benefit obligation, which includes the transition obligation, is performed annually. Estimates of the obligation are based on various assumptions, including health care costs, employee contributions, work force demographics, interest rates and plan changes and may be different from actual expenses incurred.

Liberty's policy is to fund claims from the liability established as they arise; therefore, no plan assets were available to offset the retirement benefit obligation as of December 31, 1994 and 1993. The following table reflects the postretirement obligation by participant type as well as the amount of the obligation reflected as a liability in the accompanying consolidated balance sheets as of December 31, 1994 and 1993:

-------------------------------------------------------------------------------
(In thousands)                                               1994       1993
-------------------------------------------------------------------------------
Accumulated postretirement benefit obligation
  Current retirees                                        ($ 8,440)   ($ 9,001)
  Active plan participants                                  (1,671)     (1,484)
  Other fully eligible participants                         (1,182)       (725)
-------------------------------------------------------------------------------
Total estimated present value of benefit obligation        (11,293)    (11,210)
-------------------------------------------------------------------------------
Unamortized transition obligation                            9,762      10,304
Unrecognized net gain due to assumption changes               (645)          _
-------------------------------------------------------------------------------
  Total obligation included in other liabilities          ($ 2,176)   ($   906)
===============================================================================

     Amounts included as expense within employee benefits represent the following for the years ending December 31, 1994 and 1993:

-------------------------------------------------------------------------------
(In thousands)                                                  1994     1993
-------------------------------------------------------------------------------
Interest cost                                                  $  768   $  869
Service cost                                                      199      150
Prior service cost                                                (11)       _
Amortization of unrecognized obligation                           542      542
-------------------------------------------------------------------------------
  Net periodic postretirement benefit cost                     $1,498   $1,561
===============================================================================

     The trend assumptions for medical, dental, vision and hearing cost components of the retirement benefit obligation as of December 31, 1994 and 1993 were as follows.

-------------------------------------------------------------------------------
                   Benefit Trend
                    Assumptions     Reduced to            For Fiscal
-------------------------------------------------------------------------------
                   1994    1993    1994   1993        1994            1993
-------------------------------------------------------------------------------
Medical benefits
  for persons
  under age 65     10.5%   12.0%   6.0%   6.0%   2004 over 2003  2003 over 2002
Medical benefits
  for persons
  over age 65       8.5    10.5    5.0    6.0    2002 over 2001  2003 over 2002
Dental, vision
  and hearing
  for all ages      8.5     8.5    5.0    5.0    2002 over 2001  2005 over 2004

     Life insurance benefit trend assumptions for 1994 and 1993 were based on final pay of each eligible retiring employee adjusted for an assumed compensation rate increase of 4.0%. The initial estimated benefit was then subject to a 10% annual reduction but increased for each eligible retiring employee with age. For purposes of evaluating the benefit obligation an assumed discount rate of 7.5% and 8.3% were utilized during 1994 and 1993, respectively.

     A 1% increase in the assumed health care cost trend rates for each future year would increase the accumulated postretirement benefit obligation to approximately $12.1 million, an increase of 7%. Additionally, the aggregate of the service and interest cost components of net periodic postretirement benefit cost would increase to approximately $1.0 million, an increase of 3%.

Note 15  Fair Value of Financial Instruments

     Liberty discloses certain information regarding the fair value of its financial instruments. A financial instrument is defined as cash, evidence of ownership interest in an entity or a contractual arrangement that involves cash or another financial instrument. Market prices are the best evidence of the fair value of financial instruments. If quoted market prices are not available, a best estimate is made based on quoted market prices of a financial instrument with similar characteristics or on valuation techniques. Although the fair value of financial instruments with quoted market prices are generally indicative of the amount at which an instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, the fair value of financial instruments without an available quoted market price can vary greatly depending on the method and assumptions used in the valuation techniques.

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

     The fair value of a given financial instrument may change substantially over time as a result of, among other things, changes in scheduled or fore-casted cash flows, movement of the U.S. Treasury yield curve, and changes in management's estimates of the related credit risk or operational costs. Conse-quently, significant revisions to fair value estimates may occur during future periods. Management believes it has taken reasonable efforts to ensure that fair value estimates presented are accurate. However, adjustments to fair value estimates may occur in the future and actual amounts realized from financial instruments may differ from the amounts presented herein.

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

-------------------------------------------------------------------------------
                                            1994                  1993
-------------------------------------------------------------------------------
                                   Carrying        Fair    Carrying       Fair
(In thousands)                       Value        Value      Value       Value
-------------------------------------------------------------------------------
Financial assets
  Cash and cash-equivalents      $  415,956  $  415,956  $  337,279  $  337,279
  Trading account securities         21,207      21,207       1,891       1,891
  Investment securities           1,090,674   1,078,983   1,248,539   1,256,976
  Loans                           1,179,779   1,147,615     930,941     914,000
  Less:  reserve for loan losses    (19,081)          _     (19,986)          _

Financial liabilities
  Noninterest-bearing deposits      728,240     728,240     689,227     689,227
  Interest-bearing deposits       1,645,947   1,649,313   1,435,917   1,442,000
  Other borrowings                  230,152     230,152     278,112     278,112

     The estimated fair value of cash and cash-equivalents, noninterest-bearing deposits and other borrowings approximates the carrying value of these instruments. The estimated fair value of trading securities, investment securities and loans held for sale are based upon available market data and estimates. Trading securities and investment securities available for sale are carried at their estimated fair value.

     Variable rate loans whose rates are tied to Liberty's base rate have been valued at their respective carrying values. Loans with a fixed rate of inter-est have been estimated using a discounted cash flow analysis. Discount rates used ranged from 9.2% to 11.0% in 1994 and 5.4% to 7.0% in 1993. Future cash flows are projected based on contractual rates then discounted at an estimated current market rate. The entire portfolio is adjusted to allow for estimated future losses of principal and interest.

     The estimated fair value of savings and money market accounts approximates the carrying value as shown. The fair value of the remaining classes of time deposits were estimated using a discounted cash flow analysis based on the market rate of interest being paid for similar deposits at December 31, 1994 and 1993. Discount rates used ranged from 5.3% to 6.0% in 1994 and 3.6% to 4.0% in 1993.


Note 16  Commitments and Contingencies

     In the normal course of business, Liberty is a party to commitments to extend credit, letters of credit and foreign exchange contracts . These instruments expose Liberty to varying degrees of credit and/or market risk in excess of the amount recognized in the accompanying consolidated balance sheet. To manage this risk, Liberty uses the same credit and trading risk management processes for financial instruments with off-balance sheet risk as it does for financial instruments whose risk is reflected on the consolidated balance sheet. The fair value of loan commitments and letters of credit, whether that value is an asset or liability, is considered negligible. Interest-rate forward and foreign exchange contracts used in trading activities are carried at their market value. Standby letters of credit and other commitments, including legally binding loan commitments, primarily variable rate in nature, were outstanding in the total amount of $500,654,000 at December 31, 1994 and $558,844,000 at December 31, 1993. Liberty does not expect a significant portion of these commitments to be exercised during the near-term.

     Liberty's bank subsidiaries have sold to the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation certain residential mortgage loans with recourse. Approximately $6,888,000 and $9,559,000 of loans subject to this condition remained outstanding at December 31, 1994 and 1993, respectively. For financial reporting purposes these loans have been treated as sales and therefore are not included in total loans. Liberty does not anticipate any significant adverse impact on its consolidated financial position or results of future operations as a result of the "with recourse" feature of these loans. Management believes Liberty has no other significant off-balance sheet exposure.

     At December 31, 1994, Liberty was committed to make future payments under several long-term lease agreements and a data processing agreement. The minimum payments required by these agreements are summarized below:

-------------------------------------------------------------------------------
                                                            Equipment
                                        Bank       Data        and
(In thousands)                       Premises   Processing    Other     Total
-------------------------------------------------------------------------------
1995                                  $ 3,155    $ 5,050     $  616    $ 8,821
1996                                    3,013      5,145        555      8,713
1997                                    2,198      5,242        484      7,924
1998                                    2,096      5,340        476      7,912
1999                                    2,087      3,174        476      5,737
Remainder                               6,416          _        238      6,654
-------------------------------------------------------------------------------
  Total                               $18,965    $23,951     $2,845    $45,761
===============================================================================

     Lease rentals included in Liberty's operating expenses for the years ended December 31, 1994, 1993 and 1992 amounted to $5,695,000, $5,631,000 and
$5,043,000, respectively. Contingent rentals amounted to $541,000 in 1994, $324,000 in 1993 and $910,000 for 1992. Occupancy expense has been reduced by rental income from premises leased to third parties of $2,346,000, $2,282,000 and $2,108,000 for 1994, 1993 and 1992, respectively.

     In August 1992, an agreement with a facilities manager to manage Liberty's data processing operation was renewed for a seven year term. Under certain conditions the agreement may be terminated after August 1, 1995 by Liberty paying a fee that decreases from $4.8 million in 1995 to $1.2 million in 1998. Under the agreement, data processing fees paid are increased semi-annually for the effects of inflation. The 1994 inflation adjustment of 1.88% has been assumed to remain constant in determining the data processing minimum payments. These fees totaled $5,429,000, $5,043,000 and $5,378,000 for 1994, 1993 and
1992, respectively, and are included in total data processing expense in the accompanying consolidated statement of income.

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



Note 17  Parent Company

     Summarized financial information for Liberty Bancorp, Inc. (parent company only) is presented in the following statements:


-------------------------------------------------------------------------------
Condensed Balance Sheet
-------------------------------------------------------------------------------
 December 31 (In thousands)                                 1994        1993
-------------------------------------------------------------------------------
 Assets
   Cash in subsidiary banks                               $  6,220    $  6,228
   Investment securities                                     1,716       1,400
   Advances to subsidiary                                   24,405      22,530
   Loans                                                       691         847
     Less _ Reserve for loan losses                            (38)        (38)
-------------------------------------------------------------------------------
   Net loans                                                   653         809
-------------------------------------------------------------------------------
   Investment in subsidiaries
     Liberty Oklahoma City                                 130,843     129,227
     Liberty Tulsa                                          88,088      90,377
     Other subsidiaries                                    (15,636)    (19,225)
-------------------------------------------------------------------------------
       Total investment in subsidiaries                    203,295     200,379
-------------------------------------------------------------------------------
   Other real estate and assets owned, net                      28         673
   Other assets                                              4,259       4,336
-------------------------------------------------------------------------------
       Total assets                                       $240,576    $236,355
===============================================================================

Liabilities
   Accrued interest and other expenses                    $  3,242    $  3,168
   Advances from subsidiary                                  1,605       1,605
   Other payables to subsidiaries                            1,349       4,337
-------------------------------------------------------------------------------
     Total liabilities                                       6,196       9,110
Shareholders' investment                                   234,380     227,245
-------------------------------------------------------------------------------
   Total liabilities and shareholders' investment         $240,576    $236,355
===============================================================================



-------------------------------------------------------------------------------
Condensed Statement of Income
-------------------------------------------------------------------------------
For the year (In thousands)                          1994      1993      1992
-------------------------------------------------------------------------------
Dividends received from subsidiaries
  Cash dividends received from bank subsidiaries   $ 7,500   $12,000   $     _
  Noncash dividends received from subsidiaries           _         _        77
Interest income
  Loans to subsidiaries                                  _        29        29
  Commercial and real estate loans                      61        52        22
  Interest-bearing deposits with subsidiary banks      133       152       302
Dividends on investments                               644     1,017       258
Management fees and expense reimbursements
  Bank subsidiaries                                 16,190    15,473    14,119
  Nonbank subsidiaries                                 239       262       117
Other income (a)                                     2,540        81       (33)
-------------------------------------------------------------------------------
    Total income                                    27,307    29,066    14,891
-------------------------------------------------------------------------------

Interest expense                                        59       212       135
Salaries and employee benefits                       4,684     3,818     2,828
Data processing                                      5,727     5,094     5,318
Equipment                                            2,378     2,394     1,904
Occupancy                                              667       597       629
Professional and other services                      1,064     1,659     1,416
Net income from operation of other real estate
  and assets owned                                    (185)     (246)     (630)
Other expenses                                       2,266     2,972     2,446
-------------------------------------------------------------------------------
    Total expenses                                  16,660    16,500    14,046
Income before provision (benefit) for income taxes  10,647    12,566       845
Provision (benefit) for income taxes                   725    (1,249)     (216)
-------------------------------------------------------------------------------
Income before cumulative effect of change in
  accounting principle and equity in undistributed
  income of subsidiaries                             9,922    13,815     1,061
Cumulative effect of change in accounting principle      _       533         _
Equity in undistributed income of subsidiaries      15,954    22,184    17,057
-------------------------------------------------------------------------------
    Net income                                     $25,876   $36,532   $18,118
===============================================================================
 (a) Includes net securities gains of $351,000 in 1994 and losses of $60,000 in 1992. There were no securities gains or losses in 1993.


-------------------------------------------------------------------------------
Condensed Statement of Cash  Flows
-------------------------------------------------------------------------------
For the year (In thousands)                          1994      1993     1992
-------------------------------------------------------------------------------
Cash provided (absorbed) by operating activities
  Net income                                        $25,876   $36,532  $18,118
  Adjustments to reconcile net income to net cash
    provided (absorbed by) operating activities
      Provisions for losses on loans and other
        real estate and assets owned                    (80)      (85)      35
      Cumulative effect of change in accounting
        principle                                         _      (533)       _
      Deferred income taxes                             725    (1,249)    (216)
      Depreciation and amortization                     601       607      376
      Noncash dividend and equity in undistributed
        income of subsidiaries                      (15,954)  (22,184) (17,134)
      Gain on sale of assets                           (442)     (147)    (492)
      Change in accrued income and accounts
        receivable                                      379      (218)    (346)
      Change in other assets                            321       529     (199)
      Change in accrued interest, accounts payable
        and other liabilities                        (1,714)     (992)     328
      Change in other payables to subsidiaries       (2,988)    3,300      724
-------------------------------------------------------------------------------
        Net cash provided by operating activities     6,724    15,560    1,194
-------------------------------------------------------------------------------
Cash provided (absorbed) by investing activities
  Sales of investment securities                        200         _        _
  Principal payments received on loans                  336        36      304
  Advances on loans                                       _      (162)    (145)
  Advances to subsidiaries                           (1,875)  (11,524)  (2,826)
  Expenditures for property and equipment               (80)      (50)     (31)
  Proceeds from sale of other real estate and
    other assets acquired in settlement of loans        895       882    2,167
  Consideration, including cash and cash equivalents
   received or paid in bank acquisition and merger
     of nonbank subsidiary                                _    (3,593)    (375)
-------------------------------------------------------------------------------
       Net cash absorbed by investing activities      ( 524)  (14,411)   ( 906)
-------------------------------------------------------------------------------
Cash provided (absorbed) by financing activities
  Payments on long-term notes                             _         _   (1,769)
  Advances from subsidiary                            1,605     1,605    1,605
  Repayments of advances from subsidiary             (1,605)   (1,605)  (1,605)
  Proceeds from issuance of common stock and
    treasury stock                                      738       949      595
  Purchase of treasury stock                         (1,257)     (440)       _
  Dividends paid                                     (5,689)   (2,702)       _

-------------------------------------------------------------------------------
      Net cash absorbed by financing activities      (6,208)   (2,193)  (1,174)
-------------------------------------------------------------------------------
Net change in cash and cash-equivalents                  (8)   (1,044)    (886)
Cash and cash-equivalents at beginning of year        6,228     7,272    8,158
-------------------------------------------------------------------------------
Cash and cash-equivalents at end of year            $ 6,220   $ 6,228  $ 7,272
===============================================================================
Supplemental disclosure of cash flow information:
  Income taxes paid                                  $2,079   $   762     $100
  Interest paid                                          56        57      170

Supplemental disclosure of noncash investing
  activities:
    Transfer of advances to investment in nonbank
      subsidiary                                          _     4,807        _
    Contribution of stock of acquired banks to
      subsidiary banks                                    _    10,919        _
  Receipt of preferred stock as partial proceeds
    for sale of other assets                            700         _        _


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                  Liberty Bancorp, Inc.



TO LIBERTY BANCORP, INC:

     We have audited the accompanying consolidated balance sheets of Liberty Bancorp, Inc. (an Oklahoma corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, shareholders' investment and cash flows for each of the three years in the period ended De-cember 31, 1994. These financial statements are the responsibility of Liberty's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain consolidated subsidiaries, which statements reflect assets constituting approximately 2% of the related December 31, 1994 and 1993 consolidated totals, and revenues of approximately 5%, 6% and 8% of consolidated revenues for 1994, 1993 and 1992, respectively. Those statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for such subsidiaries, is based solely upon the reports of the other auditors.

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

     In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all ma-terial respects, the financial position of Liberty Bancorp, Inc. and sub-sidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

     As explained in Note 4 to the consolidated financial statements, effective December 31, 1993, Liberty changed its method of accounting for certain investment securities. Additionally, as explained in Notes 10 and 14, respectively, to the consolidated financial statements, effective January 1, 1993, Liberty changed its methods of accounting for income taxes and postretirement benefits other than pensions.




                                                ARTHUR ANDERSEN LLP
Oklahoma City, Oklahoma,
January 20, 1995

MANAGEMENT REPORT ON RESPONSIBILITY
FOR FINANCIAL REPORTING                                   Liberty Bancorp, Inc.

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

     The accounting policies and system of internal control are under the general oversight of the Liberty Bancorp, Inc. Board of Directors, acting through its Audit Committee, which is comprised entirely of outside directors who are not officers or employees of Liberty Bancorp, Inc. Liberty's General Auditor, who reports directly to the Audit Committee, conducts an extensive program of operational, financial and special audits to ensure the system of control is adequate and operating as intended. In addition, Arthur Andersen LLP, independent public accountants, has been engaged to conduct an audit and to express an opinion as to the fairness of the presentation of the consolidated financial statements.

     Liberty Bancorp, Inc. is also examined periodically by the examiners from the Federal Reserve Board and other regulatory agencies. The Board of Directors and management appropriately consider and comply with all reports that arise from such examinations.

     Management maintains and enforces a strong code of corporate conduct designed to foster a strong ethical climate so that the affairs of the corporation are conducted according to the highest standards of personal and corporate conduct. This code of conduct is furnished to and signed by all employees annually and is periodically audited to ensure compliance.


OTHER BUSINESS MATTERS                                    Liberty Bancorp, Inc.


Personnel

     On December 31, 1994, Liberty and its subsidiaries employed 1,364 full-time persons, compared with 1,435 on December 31, 1993. The decrease is due to efforts in 1994 to reduce the number of employees to lower noninterest expenses.


Competition

     The Oklahoma market is highly competitive, especially in the area of competition for loans and deposits. Liberty also competes with money center and regional banks, money market funds, consumer finance companies and mortgage banks, mutual fund sponsors, brokerage firms, insurance companies and various other entities in connection with the banking and related services provided by its subsidiaries. The market for such services is highly competitive.


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

     Various bills relating to the banking and financial service industry are under consideration in the United States Congress and the Oklahoma legislature which could have a material effect on the banking industry and Liberty, or result in additional regulations. It cannot be predicted whether new legislation or regulations will be adopted and, if so, how they would affect Liberty and its subsidiaries.


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

     Prior to September 29, 1995 the Act prohibits the Federal Reserve Board from approving an application from a bank holding company to acquire shares of a bank located outside the state in which the operations of the holding com-pany's banking subsidiaries are principally conducted, unless such an acquisition is specifically authorized by statute of the state in which the bank whose shares are to be acquired is located. After September 29, 1995, under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal Act"), this prohibition is eliminated subject to certain limitations and, accordingly, after such date a bank holding company will be legally permitted to acquire banks or bank holding companies in any state.

     The Act also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than banking or managing or controlling banks. Under the Act, the Federal Reserve Board is authorized to approve the ownership of shares by a bank holding company in any company whose activities the Federal Reserve Board has determined to be so closely related to banking or to managing or to controlling banks as to be a proper incident thereto. In making such determinations, the Federal Reserve Board is required to weigh the expected benefits to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

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

     The Oklahoma Banking Code permits a bank holding company to own or control more than one bank, subject to a limitation that a bank holding company may not acquire a bank if the acquisition would result in such bank holding company controlling banks whose deposits exceeded 11% of total deposits of insured banks, savings associations and credit unions in Oklahoma, as reported in the most recent reports of such institutions available at the time of any acquisition. At the end of 1994, 11% of Oklahoma's total insured deposits amounted to approximately $3.0 billion.

     Oklahoma also has enacted an interstate banking law. Under the law, out-of-state bank holding companies are permitted to acquire any Oklahoma bank or bank holding company; however, further expansion by the acquiring holding company within Oklahoma is prohibited for a four-year period from the date of any acquisition unless its principal place of business is in a state which has enacted reciprocal legislation authorizing Oklahoma bank holding companies to acquire banks or bank holding companies in such state. These limitations will be eliminated on September 29, 1995 under the provisions of the Riegle-Neal Act.


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

     Certain restrictions are placed on the banks' abilities to pay dividends by the National Banking Act and regulations of the Comptroller. Without the approval of the Comptroller, total dividends declared by a national bank of common stock in any calendar year may not exceed its net profits (as defined) for that year combined with its retained net profits (as defined) of the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock. Further, a national bank may not pay any dividends on common stock if it does not have undivided profits available. Under these provisions, Liberty Oklahoma City and Liberty Tulsa could pay dividends of no more than $29.9 million and $13.4 million, respectively, as of January 1, 1995. The Comptroller also has authority to prohibit a national bank from engaging in unsafe or unsound practices in the conduct of its business. Depending upon the financial condition of a national bank, the pay-ment of dividends could be deemed to constitute such an unsafe or unsound practice. It is anticipated that the banks will pay common dividends to the parent in 1995.

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

     National banks are required by the National Banking Act to adhere to branch banking laws applicable to state banks in the states in which they are located. Under current Oklahoma law, a state or national bank located in Oklahoma may establish and maintain up to two branches (i) located within the same city as the main bank; or (ii) located within 25 miles of the main bank if located in a city or town which has no state or national bank. In addition, a state or national bank located in Oklahoma may acquire, maintain and operate as branches an unlimited number of banks, so long as such acquisitions do not result in a bank having direct or indirect ownership or control of more than eleven percent (11%) of the aggregate deposits of all financial institutions located in Oklahoma which have insured deposits. Certain exceptions to the deposit limitation exist in connection with the acquisition of stock of a bank which is acquired (i) in a good faith fiduciary capacity; (ii) in the regular course of securing or collecting a debt previously contracted in good faith; or
(iii) at the request of or in connection with the exercise of regulatory authority in order to prevent imminent failure of a bank or to protect the depositors of a bank. Under the Riegle-Neal Act, interstate branching will be permitted beginning June 1, 1997 unless an individual state by legislation before June 1, 1997 elects to prohibit interstate mergers involving out-of-state banks. Individual states may also elect to permit interstate bank mergers earlier than June 1, 1997 and may also elect to permit "de novo" branching by out-of-state banks.

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


Properties

     The principal business operations of Liberty and its Oklahoma City subsidiaries are conducted from Liberty Tower, located at 100 North Broadway, Oklahoma City, Oklahoma. Liberty owns this 36-story structure of approximately 512,000 square feet through a wholly-owned subsidiary. Approximately 44% of the property is leased to Liberty.

     Liberty Tulsa maintains its offices in the 40-story First Place Tower and adjoining 20-story First Place Midrise Building, located in the central business district of Tulsa, Oklahoma. Liberty Tulsa leases approximately 213,000 square fee of the combined buildings and has an option to lease an additional 37,000 square feet. The original lease dated December 14, 1977, providing for a 25-year primary lease term, was amended April 7, 1994 to provide a ten-year extension of the original term. The replacement indenture of lease also provides an option to terminate approximately 45,000 square feet with certain conditions and timing. A first amendment to replacement indenture of lease was signed March 24, 1995, allowing Liberty Tulsa to terminate at the bank's request approximately 19,000 to 24,000 square feet from the lease. The terminations are anticipated to be effective during the second quarter of 1995. The remaining square footage subject to options to terminate continue under certain conditions.

Corporate Responsibility

     Liberty strives to serve its communities in a variety of ways. Reports regarding Liberty's community investment activities, The Community Reinvestment Act performance evaluation, certain related Home Mortgage Disclosure Act data and Liberty's philanthropic programs are available to interest shareholders upon request to Community Reinvestment, P.O. Box 25848, Oklahoma City, OK 73125.

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

     In the ordinary course of business, Liberty and its subsidiaries are subject to other legal actions and complaints. Management believes, after consultation with legal counsel, based upon available facts and proceedings to date, which are in preliminary stages in some instances, that the ultimate liability, if any, arising from such legal actions or complaints, will not have a material adverse effect on the financial position or result of future operations of Liberty or its subsidiaries.

Changes in Accountants

     Since 1971, Ernst & Young LLP, independent public accountants, served as the independent auditors of certain subsidiaries, principally Liberty Mortgage Company ("LMC") and subsidiaries, of Liberty. LMC is an operating subsidiary of Liberty Bank and Trust Company of Oklahoma City, N.A. On March 6, 1995 that firm's appointment as independent auditor of LMC terminated and Arthur Andersen LLP, Liberty's principal accountant since 1971, was engaged as independent auditor for LMC. In its reports on the consolidated financial statements of the Company, Arthur Andersen LLP expressed reliance on the reports of Ernst & Young LLP. The decision to change accountants was approved by the audit committee of the board of directors.

     In connection with the audits of the consolidated financial statements of LMC for the two years ended December 31, 1994, and in the subsequent interim period, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their opinion or reports.

     The audit reports of Ernst & Young LLP on the consolidated financial statements of LMC as of and for the years ended December 31, 1994 and 1993 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.




REPORT OF OTHER INDEPENDENT AUDITORS APPLICABLE TO SUBSIDIARY


REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Liberty Mortgage Company

     We have audited the consolidated balance sheets of Liberty Mortgage Company as of December 31, 1994 and 1993, and the related consolidated statements of operations and retained earnings and cash flows for each of the three years in the period ended December 31, 1994 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liberty Mort-gage Company at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

     Liberty Mortgage Company changed its method of accounting for income taxes and postretirement benefits other than pensions as more fully described in the notes to the consolidated financial statements (not presented separately herein).




                                         ERNST & YOUNG LLP

Oklahoma City, Oklahoma,
January 18, 1995



-------------------------------------------------------------------------------
STATEMENT OF CONDITION (Unaudited)
Liberty Bank and Trust Company of Oklahoma City, N.A. and Subsidiaries
-------------------------------------------------------------------------------
December 31 (In thousands)                                 1994         1993
-------------------------------------------------------------------------------
Assets
Cash and due from banks                                $  258,132   $  245,364
Federal funds sold and other                               64,299       17,964
Trading account securities                                 15,490          205
Investment securities                                     703,480      721,703
Loans                                                     776,848      649,536
  Less:  Reserve for loan losses                          (13,253)     (13,498)
-------------------------------------------------------------------------------
    Loans, net                                            763,595      636,038
-------------------------------------------------------------------------------

Property and equipment, net                                28,790       25,625
Other real estate and assets owned, net                     4,569        7,823
Deferred tax asset, net                                    12,781       10,416
Other assets                                               79,940       49,189
-------------------------------------------------------------------------------
    Total assets                                       $1,931,076   $1,714,327
===============================================================================

Liabilities and Shareholders' Investment
Deposits
  Noninterest-bearing                                  $  504,779   $  480,662
  Interest-bearing                                      1,098,805      946,495
-------------------------------------------------------------------------------
    Total deposits                                      1,603,584    1,427,157
-------------------------------------------------------------------------------
Short-term borrowings                                     166,756      140,626
Other liabilities                                          29,893       17,317
-------------------------------------------------------------------------------
    Total Liabilities                                   1,800,233    1,585,100
Total shareholders' investment                            130,843      129,227
-------------------------------------------------------------------------------
Total Liabilities and Shareholders' Investment         $1,931,076   $1,714,327
===============================================================================


Liberty Bank and Trust Company of Oklahoma City, N.A. provides banking services at the following locations:

Oklahoma City                  Norman                     Edmond
  100 N. Broadway                116 S. Peters              18 E. 15th
  320 N. Broadway                3600 W. Robinson           24 E. 1st
  1112 N.W. 23rd                 320 E. Comanche            300 S. Bryant
  12324 N. May Avenue          Midwest City                 2307 W. Edmond Road
  12200 N. Rockwell Avenue       301 N. Midwest Blvd.     Choctaw
  9350 S. Western Avenue         10100 S.E. 15th            14483 N.E. 23rd
  1200 N.W. 63rd                 2201 N. Douglas          Harrah
                                 200 N. Air Depot           19625 N.E. 23rd




-------------------------------------------------------------------------------
STATEMENT OF CONDITION (Unaudited)
-------------------------------------------------------------------------------
Liberty Bank and Trust Company of Tulsa, N.A. and Subsidiaries
-------------------------------------------------------------------------------
December 31 (In thousands)                                  1994         1993
-------------------------------------------------------------------------------
Assets
Cash and due from banks                                   $105,183    $ 73,274
Federal funds sold and other                                 5,601       8,601
Trading account securities                                   5,717       1,687
Investment securities                                      385,403     525,361
Loans                                                      424,799     308,369
  Less:  Reserve for loan losses                            (5,789)     (6,450)
-------------------------------------------------------------------------------
    Loans, net                                             419,010     301,919
-------------------------------------------------------------------------------

Property and equipment, net                                 11,349      10,108
Other real estate and assets owned, net                        786       2,392
Deferred tax asset, net                                      7,183       4,942
Other assets                                                24,082      21,347
-------------------------------------------------------------------------------
    Total assets                                          $964,314    $949,631
===============================================================================

Liabilities and Shareholders' Investment
Deposits
  Noninterest-bearing                                     $225,400    $216,047
  Interest-bearing                                         553,360     495,322
-------------------------------------------------------------------------------
    Total deposits                                         778,760     711,369
-------------------------------------------------------------------------------
Short-term borrowings                                       80,396     139,485
Other liabilities                                           18,075       9,404
-------------------------------------------------------------------------------
    Total Liabilities                                      877,231     860,258
Total shareholders' investment                              87,083      89,373
-------------------------------------------------------------------------------
Total Liabilities and Shareholders' Investment            $964,314    $949,631
===============================================================================


Liberty Bank and Trust Company of Tulsa, N.A. provides banking services at the following locations:

Tulsa                               Broken Arrow
  15 E. Fifth Street                  701 W. New Orleans
  615 S. Boston Avenue              Jenks
  6660 S. Sheridan Road               700 W. Main
  6985 S. Lewis
  815 E. 71st Street
  2070 Utica Square
  5307 E. 41st Street
  601 E. Apache
  575 N. Gilcrease Museum Road


 SHAREHOLDER INFORMATION                                  Liberty Bancorp, Inc.

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

Contact our stock transfer agent at the above address for assistance regarding:

*     Change of address
*     Transfer of stock certificates
*     Replacement of lost, stolen or destroyed certificates
*     Elimination of duplicate mailings

Stock Prices

     The Common Stock of Liberty is traded over-the-counter on the NASDAQ National Market System under the symbol LBNA. As of December 31, 1994 there were 2,615 shareholders of record.

     The following sets forth the range of closing prices of Common Stock and cash dividends declared for the periods indicated. These quotations represent inter-dealer prices, do not include mark-up, mark-down or commissions and do not necessarily represent actual transactions.

-------------------------------------------------------------------------------
                                              Dividends
                                              Per Share      High        Low
-------------------------------------------------------------------------------
1993
First Quarter                                  $  _         $33.75      $31.25
Second Quarter                                  .10          34.25       28.75
Third Quarter                                   .10          35.50       32.50
Fourth Quarter                                  .10          34.00       28.00

1994
First Quarter                                   .15         $28.25      $26.50
Second Quarter                                  .15          33.50       27.25
Third Quarter                                   .15          33.50       30.75
Fourth Quarter                                  .15          33.50       27.75


     Liberty's annual report on Form 10-K for the fiscal year ended December 31, 1994 (other than the exhibits thereto) is available upon written request without charge. Requests for such copies should be directed to the attention of Corporate Secretary, Liberty Bancorp, Inc., P.O. Box 25848, Oklahoma City, OK 73125. Your comments, questions or suggestions on any aspect of our business are welcome.



                EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                       AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

     (a)  Financial Statements and Schedules
          1.     Financial Statements
          2. Financial Statements Schedules. All schedules have been omitted because they are not applicable or not required.

     (b)  Reports on Form 8-K
          No reports 8-K were filed during the last quarter of the period covered by this report.

     (c) Exhibits. The following Exhibits (unless incorporated by reference to another report) are filed with this report and are identified by the numbers indicated. References to Liberty are to Liberty National Corporation, File No. 0-4547.

Exhibit No.                            Description
------------------------------------------------------------------------------
3.1        Certificate of Incorporation of Liberty Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to Registrant's Form 8-B dated May 26,
             1992)
3.2        By-laws of Liberty Bancorp, Inc. (incorporated by reference to
             Exhibit 3.2 to Registrant's form 8-B dated May 26, 1992)
10.1       Copy of Lease Agreement between Liberty Bank and Trust Company of
             Oklahoma City, N.A. and Mid-America Plaza, Ltd. (incorporated by reference to Exhibit 9.75 to Liberty's Form 10-K for the year ended December 31, 1979)
10.2       Liberty Bancorp, Inc., 1990 Stock Option Plan, as amended
             (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-B dated May 26, 1992)
10.3       Copy of documents relating to Liberty Bancorp, Inc. Executive
             Mortgage Assistance Plan (incorporated by reference to Exhibit
             10.21 to Amendment No. 1 to Liberty's Registration Statement on Form S-14, Registration No. 2-87751)
10.4       Copy of Memorandum of Lease entered into December 14, 1977, between
             First Place Corporation and Liberty Tulsa (incorporated by reference to Exhibit 10.4 to Registrant's Form 10-K for the year ended December 31, 1990)
10.7       Option to Purchase Common Stock between Registrant and Frank X.
             Henke, III (incorporated by reference to Exhibit 10.16 to Amend-ment No. 1 to Registrant's Registration Statement on Form S-1, Registration No. 33-17239)
10.8       Management Incentive Bonus Plan (incorporated by reference to
             Exhibit 10.8 to Registrant's Form 10-K for the year ended December 31, 1992)
10.9       Supplemental Executive Retirement Plan and Trust (incorporated by reference to Exhibit 10.9 to Registrant's Form 10-K for the year ended December 31, 1994)
10.10      Executive Severance Plan, as amended
21         Subsidiaries of Registrant
23.1       Consent of Arthur Andersen LLP
23.2       Consent of Ernst & Young LLP
24         Powers of Attorney

------------------------------------------------------------------------------
Liberty Bancorp, Inc. will furnish to any shareholder a copy of any of the above exhibits upon the payment of $.25 per page. Any request should be sent to Corporate Secretary, Liberty Bancorp, Inc., P.O. Box 25848, Oklahoma City, Oklahoma 73125.



SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of March, 1995.

Liberty Bancorp, Inc.
(Registrant)

/s/Mischa Gorkuscha
--------------------------
By Mischa Gorkuscha, Senior Vice President and Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated, this 29th day of March, 1995.

/s/Charles E. Nelson
--------------------------
Charles E. Nelson          Chairman and Chief Executive Officer
                          (Principal Executive Officer)

/s/Mischa Gorkuscha
--------------------------
Mischa Gorkuscha          Senior Vice President and Chief Financial Officer
                         (Principal Financial Officer)

/s/Rodney L. Lee
--------------------------
Rodney L. Lee               Senior Vice President and Controller
                           (Principal Accounting Officer)
Donald L. Brawner, M.D.*      Director
Robert S. Ellis, M.D.*        Director
William J. Fisher, Jr.*       Director
C.W. Flint, Jr.*              Director
James L. Hall, Jr.*           Director
Raymond H. Hefner, Jr.*       Director
Walter H. Helmerich, III*     Director
Joseph S. Jankowsky*          Director
John E. Kirkpatrick*          Director
Judy Z. Kishner*              Director
David L. Kyle*                Director
Edward C. Lawson, Jr.*        Director
Herb Mee, Jr.*                Director
William G. Paul*              Director
V. Lee Powell*                Director
Jon R. Stuart*                Director
John S. Zink*                 Director

/s/Kenneth R. Brown
--------------------------
*By Kenneth R. Brown, Attorney-in-fact



                        EXHIBITS TO FORM 10-K
                        *********************


               EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                       AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

     (a)  Financial Statements and Schedules
          1.     Financial Statements
          2. Financial Statements Schedules. All schedules have been omitted because they are not applicable or not required.

     (b)  Reports on Form 8-K
          No reports 8-K were filed during the last quarter of the period covered by this report.

     (c) Exhibits. The following Exhibits (unless incorporated by reference to another report) are filed with this report and are identified by the numbers indicated. References to Liberty are to Liberty National Corporation, File No. 0-4547.

Exhibit No.                            Description
------------------------------------------------------------------------------
3.1        Certificate of Incorporation of Liberty Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to Registrant's Form 8-B dated May 26,
             1992)
3.2        By-laws of Liberty Bancorp, Inc. (incorporated by reference to
             Exhibit 3.2 to Registrant's form 8-B dated May 26, 1992)
10.1       Copy of Lease Agreement between Liberty Bank and Trust Company of
             Oklahoma City, N.A. and Mid-America Plaza, Ltd. (incorporated by reference to Exhibit 9.75 to Liberty's Form 10-K for the year ended December 31, 1979)
10.2       Liberty Bancorp, Inc., 1990 Stock Option Plan, as amended
             (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-B dated May 26, 1992)
10.3       Copy of documents relating to Liberty Bancorp, Inc. Executive
             Mortgage Assistance Plan (incorporated by reference to Exhibit
             10.21 to Amendment No. 1 to Liberty's Registration Statement on Form S-14, Registration No. 2-87751)
10.4       Copy of Memorandum of Lease entered into December 14, 1977, between
             First Place Corporation and Liberty Tulsa (incorporated by reference to Exhibit 10.4 to Registrant's Form 10-K for the year ended December 31, 1990)
10.7       Option to Purchase Common Stock between Registrant and Frank X.
             Henke, III (incorporated by reference to Exhibit 10.16 to Amend-ment No. 1 to Registrant's Registration Statement on Form S-1, Registration No. 33-17239)
10.8       Management Incentive Bonus Plan (incorporated by reference to
             Exhibit 10.8 to Registrant's Form 10-K for the year ended December 31, 1992)
10.9       Supplemental Executive Retirement Plan and Trust (incorporated by reference to Exhibit 10.9 to Registrant's Form 10-K for the year ended December 31, 1994)
10.10      Executive Severance Plan, as amended
21         Subsidiaries of Registrant
23.1       Consent of Arthur Andersen LLP
23.2       Consent of Ernst & Young LLP
24         Powers of Attorney

------------------------------------------------------------------------------
Liberty Bancorp, Inc. will furnish to any shareholder a copy of any of the above exhibits upon the payment of $.25 per page. Any request should be sent to Corporate Secretary, Liberty Bancorp, Inc., P.O. Box 25848, Oklahoma City, Oklahoma 73125.



EXHIBIT 10.10

                             LIBERTY BANCORP, INC.
                          SEVERANCE COMPENSATION PLAN


          This Liberty Bancorp, Inc. Severance Compensation Plan (the "Plan") is made and entered into by Liberty Bancorp, Inc. (the "Company"), for the benefit of certain officers, key management and highly compensated employees. The purpose of the Plan is to protect and retain certain qualified employees in the event of a Change in Control and to reward those qualified employees for loyal service to the Company by providing for severance compensation to them upon their involuntary termination of employment after a Change in Control of the Company.

                                   ARTICLE I

                                  DEFINITIONS

          The terms defined in this Article shall have the meaning given below:

1.1 Average Annual Earnings means the average of the Participant's total Earnings for the two (2) consecutive years ending on the last day of the month immediately preceding the Participant's Qualifying Termination of Service.

1.2   Board means the Board of Directors of the Company.

1.3   Change in Control means:

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

1.4   Code means the Internal Revenue Code of 1986, as amended.

1.5 Company means Liberty Bancorp, Inc., an Oklahoma corporation, and any successor corporation.

1.6 Compensation Committee means the Human Resources and Compensation Committee of the Board. Any function exercisable by such Committee may also be exercised by the Board or such other committee as the Board may designate.

1.7 Earnings means all of the compensation paid to the Participant by the Company or any subsidiary, including, but not limited to, salary and bonuses paid under the Management Incentive Bonus Plan and any other bonus plan (including any amounts thereunder paid in the form of restricted stock), but shall not include any other non-cash amounts (including amounts attributable to stock options) which are required to be included in compensation. Earnings shall not be reduced by amounts excluded from gross income under Sections 125, 402(a)(8) or 402(h) or limited as provided under Section 401(a)(17) of the Internal Revenue Code of 1986, as amended ("Code").

1.8 Effective Date means January 20, 1993, the date of the approval of the Plan by the Board.

1.9 Good Reason shall mean (i) a reduction in Participant's base salary in effect immediately prior to a Change in Control or as increased thereafter;
(ii) the assignment of Participant without Participant's consent, to a location other than Oklahoma City or Tulsa, Oklahoma; (iii) the failure by the Company or its successor to maintain Participant in a position of comparable authority and responsibility with the Company or its successor or affiliates; or (iv) a material reduction in the level of incentive compensation or benefits of a Participant from those in effect immediately prior to a Change in Control except such reductions as are applicable to all employees or key executives generally and which do not have a disproportionate effect on Participant.

1.10 Participant means the executive officer of the Company or its subsidiaries selected for participation in the Plan by the Board or Compensation Committee.

1.11 Plan means the Liberty Bancorp, Inc. Severance Compensation Plan and amendments thereto.

1.12 Qualifying Termination of Service means either (a) a Participant's involuntary termination of employment with the Company and its subsidiaries or their successors or (b) a Participant's voluntary termination of employment with the Company and its subsidiaries for Good Reason, in either case within two (2) years following the first Change in Control occurring after the Effective Date, provided such Change in Control occurs within six (6) years following the Effective Date. Qualifying Termination of Service does not include any change in the Participant's employment status due to disability or death or a Termination for Cause.

1.13 Supplemental Retirement Plan means the Liberty Bancorp, Inc. Supplemental Executive Retirement Plan.

1.14 Termination for Cause means a Participant's termination of employment with the Company and its subsidiaries or their successors because of:

     (a) the continued failure by the Participant to devote reasonable time and effort to the performance of Participant's duties (other than a failure resulting from the Participant's incapacity due to physical or mental illness) after written demand for improved performance has been delivered to the employee by the Company which specifically identifies how the Participant has not devoted reasonable time and effort to the performance of Participant's duties; or

     (b) the willful engaging by Participant in misconduct which is materially injurious to the Company, monetarily or otherwise; or

     (c) the Participant's ineligibility for coverage under the Company's banker's blanket bond policy.

     A Termination for Cause shall not include a termination attributable to any of the following unless such acts caused the Participant to be ineligible for coverage under the Company's banker's blanket bond policy:

     (i) bad judgment or negligence on the part of the Participant other than habitual negligence; or

     (ii) an act or omission believed by the Participant in good faith to have been in or not opposed to the best interests of the Company and reasonably believed by the Participant to be lawful; or

     (iii) the good faith conduct of a Participant in connection with a Change in Control (including Participant's opposition to or support of the Change in Control).

                                  ARTICLE II

                                   BENEFITS

2.1 Designation of Participants. The Participants shall be those executive officers or key employees of the Company or its subsidiaries or affiliates listed on Exhibit A and others designated by the Board or the Compensation Committee from time to time as Participants in the Plan.

2.2 Severance Compensation. Upon the Qualifying Termination of Service of any Participant, the terminated Participant shall be entitled to severance compensation equal to (i) two (2) times Participant's Average Annual Earnings less (ii) the Participant's vested benefit under the Supplemental Retirement Plan, but in no event greater than the amount which would be deductible by the Company under Code Section 280(G), after taking into consideration all payments to such Participant covered by such section. The severance compensation shall be paid to the Participant by the Company in a single, lump sum payment promptly after Participant's Qualifying Termination of Service. All payments of severance benefits shall be reduced by the amount of applicable Federal, State and local withholding taxes, and FICA and FUTA taxes.

2.3 Funding of Payments. All compensation due a Participant under this Plan is unfunded and unsecured and is payable out of general funds of the Company.

2.4 Timing of Payments. If the severance compensation is not paid within thirty (30) days of the Qualifying Termination of Service, there shall be paid in addition to such amount, interest on the amount due at a rate of 5% in excess of the prime rate as published in the Wall Street Journal, Southwest Edition from time to time (or at the highest of such rates if a range is published) from the date which is thirty (30) days following the Qualifying Termination of Service to the date of payment.

                             ARTICLE III

                      MISCELLANEOUS PROVISIONS

3.1 Plan Administration. The general administration of this Plan shall be the responsibility of the Compensation Committee which is hereby authorized, in its discretion, to delegate said responsibilities to an administrator or administrative committee. The good faith determination of the Compensation Committee with respect to the administration of this Plan shall be final and conclusive.

3.2 No Guarantee of Employment. Nothing contained herein shall be construed as a contract of employment or deemed to give any Participant the right to be retained in the employ of the Company or any subsidiary, or to interfere with the rights of any such employer to discharge any individual at any time, with or without cause. No severance compensation shall be payable hereunder as a result of any termination of employment occurring prior to a Change in Control.

3.3 Amendment and Termination. The Board may at any time, or from time to time, amend this Plan in any respect or terminate this Plan without restriction and without consent of any Participant or beneficiary, provided, that any such amendment or termination shall not impair the rights of any Participant hereunder without the consent of such Participant. Once a Participant has been selected by the Board, this Plan shall constitute a contract between the Participant and the Company.

3.4 Non-Alienation of Benefits. No benefit payable hereunder may be assigned, pledged, mortgaged or hypothecated and, except to the extent required by applicable law, no such benefit shall be subject to legal process or attachment for the payment of any claims or a creditor of a Participant.

3.5 Payment to Representatives. If any Participant dies after a Qualifying Termination of Service and before receipt of payment hereunder, the severance compensation otherwise due to such Participant shall be payable to Participant's estate. If any individual entitled to receive any benefits hereunder is determined by the Compensation Committee or is adjudged to be legally incapable of giving valid receipt and discharge for such benefits, they shall be paid to the duly appointed and acting guardian, if any, and if no such guardian is appointed and acting, to such persons as the Compensation Committee may designate. Such payment shall, to the extent made, be deemed a complete discharge for such payments under this Plan.

3.6 Governing Law. The provisions of this Plan shall be construed under Federal law except to the extent that the laws of the State of Oklahoma would be applicable.

3.7 Titles and Headings. The titles to articles and headings of sections of this Plan are for convenience of reference and in case of any conflict the text of the Plan, rather than such titles and headings, shall control.

3.8 Legality. The Company shall have no obligation to make any payments under this plan if such payments would be in violation of Section 18(k)(i) of the Federal Deposit Insurance Corporation Act or any other applicable law or regulation applicable to banks or bank holding companies.

3.9 Resolution of Disputes. Any dispute between a Participant and the Company, or any successor, shall be first submitted to mediation under the Commercial Mediation Rules of the American Arbitration Association, which may be initiated by a written request by Participant or Company. If such dispute is not resolved within sixty (60) days of the written request for mediation, it shall be submitted to arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association and judgment upon the award rendered by the arbitrator may be entered in any court having jurisdiction thereof. In connection with such mediation and arbitration, the following rules shall apply:

     (i) Any mediation or arbitration shall be held in the city in which the Participant resides at the time of submission to mediation;

     (ii) Any mediation or arbitration shall be conducted by a single person who shall serve as both mediator and arbitrator;

     (iii) The costs of any mediation and arbitration shall be borne by the Company.

EXHIBIT 21


Direct Subsidiaries of Liberty Bancorp, Inc.
-------------------------------------------------------------------------------
                                                         Jurisdiction of
Name                                                      Incorporation

Liberty Bank and Trust Company of Oklahoma City, N.A.       National Bank
Liberty Bank and Trust Company of Tulsa, N.A.               National Bank
Liberty Real Estate Company                                   Oklahoma
Mid-America Credit Life Assurance Company                     Oklahoma
Mid-America Insurance Agency, Inc.                            Oklahoma
Liberty Trust Company                                         Oklahoma



Subsidiaries of Liberty Bank and Trust
  Company of Oklahoma City, N.A.
-------------------------------------------------------------------------------

Liberty Property Management Company                           Oklahoma
Liberty Mortgage Company                                      Delaware


Subsidiaries of Liberty Mortgage Company
-------------------------------------------------------------------------------

Liberty Mortgage Company of New Mexico                       New Mexico

EXHIBIT 23.1

                  Consent of Independent Public Accountants

     As independent public accountants, we hereby consent to the incorporation of our report dated January 20, 1995, included in this Form 10-K for the year ended December 31, 1994, into Liberty Bancorp, Inc.'s previously filed registration statements No. 33-28760, Profit Sharing, Salary Deferral and Employee Stock Ownership Plan and Trust Agreement; No. 33-48170, 1990 Stock Option Plan of Liberty Bancorp, Inc. and No. 33-62814, Form S-3.


                                          ARTHUR ANDERSEN LLP

Oklahoma City, Oklahoma,
March 23, 1994



EXHIBIT 23.2

                  Consent of Independent Auditors

     We consent to the incorporation by reference in the Registration Statement (Form S-3, No. 33-62814) of Liberty Bancorp, Inc. and in the related Prospectus and the Registration Statements pertaining to the Liberty Bancorp, Inc. Profit Sharing, Salary Deferral and Employee Stock Ownership Plan and Trust Agreement (Form S-8 No. 33-28760) and to the 1990 Stock Option Plan of Liberty Bancorp, Inc. (Form S-8 No. 33-48170) of our report dated January 18, 1995 with respect to the consolidated financial statements of Liberty Mortgage Company (not presented separately herein) included in the Annual Report (Form 10-K) of Liberty Bancorp, Inc. for the year ended December 31, 1994.



                                       ERNST & YOUNG LLP

Oklahoma City, Oklahoma
March 29, 1995


EXHIBIT 24


                           POWER OF ATTORNEY

          The person whose signature appears below hereby appoints Mischa Gorkuscha and Kenneth R. Brown, and both of them, with full power to act alone, as attorney-in-fact to execute and fill in the name of and on behalf of Liberty Bancorp, Inc. ("Corporation"), and the person whose signature appears below, both individually and in the capacities indicated, the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 required under
Section 13 of the Securities Exchange Act of 1934, and any and all amendments thereto.

          Dated this 15th day of March, 1995.

     Signature                                   Title

/S/ Donald L. Brawner, M.D.
--------------------------------               Director
Donald L. Brawner, M.D.

                           POWER OF ATTORNEY

          The person whose signature appears below hereby appoints Mischa Gorkuscha and Kenneth R. Brown, and both of them, with full power to act alone, as attorney-in-fact to execute and fill in the name of and on behalf of Liberty Bancorp, Inc. ("Corporation"), and the person whose signature appears below, both individually and in the capacities indicated, the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 required under
Section 13 of the Securities Exchange Act of 1934, and any and all amendments thereto.

          Dated this 15th day of March, 1995.

     Signature                                   Title

/S/ Robert S. Ellis, M.D.
--------------------------------               Director
Robert S. Ellis, M.D.

                           POWER OF ATTORNEY

          The person whose signature appears below hereby appoints Mischa Gorkuscha and Kenneth R. Brown, and both of them, with full power to act alone, as attorney-in-fact to execute and fill in the name of and on behalf of Liberty Bancorp, Inc. ("Corporation"), and the person whose signature appears below, both individually and in the capacities indicated, the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 required under
Section 13 of the Securities Exchange Act of 1934, and any and all amendments thereto.

          Dated this 15th day of March, 1995.

     Signature                                   Title

/S/ William J. Fisher, Jr.
--------------------------------               Director
William J. Fisher, Jr.

                           POWER OF ATTORNEY

          The person whose signature appears below hereby appoints Mischa Gorkuscha and Kenneth R. Brown, and both of them, with full power to act alone, as attorney-in-fact to execute and fill in the name of and on behalf of Liberty Bancorp, Inc. ("Corporation"), and the person whose signature appears below, both individually and in the capacities indicated, the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 required under
Section 13 of the Securities Exchange Act of 1934, and any and all amendments thereto.

          Dated this 15th day of March, 1995.

     Signature                                   Title

/S/ C. W. Flint, Jr.
--------------------------------               Director
C. W. Flint, Jr.



                           POWER OF ATTORNEY

          The person whose signature appears below hereby appoints Mischa Gorkuscha and Kenneth R. Brown, and both of them, with full power to act alone, as attorney-in-fact to execute and fill in the name of and on behalf of Liberty Bancorp, Inc. ("Corporation"), and the person whose signature appears below, both individually and in the capacities indicated, the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 required under
Section 13 of the Securities Exchange Act of 1934, and any and all amendments thereto.

          Dated this 15th day of March, 1995.

     Signature                                   Title

/S/ James L. Hall, Jr.
--------------------------------               Director
James L. Hall, Jr.


                           POWER OF ATTORNEY

          The person whose signature appears below hereby appoints Mischa Gorkuscha and Kenneth R. Brown, and both of them, with full power to act alone, as attorney-in-fact to execute and fill in the name of and on behalf of Liberty Bancorp, Inc. ("Corporation"), and the person whose signature appears below, both individually and in the capacities indicated, the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 required under
Section 13 of the Securities Exchange Act of 1934, and any and all amendments thereto.

          Dated this 15th day of March, 1995.

     Signature                                   Title

/S/ Raymond H. Hefner, Jr.
--------------------------------               Director
Raymond H. Hefner, Jr.


                           POWER OF ATTORNEY

          The person whose signature appears below hereby appoints Mischa Gorkuscha and Kenneth R. Brown, and both of them, with full power to act alone, as attorney-in-fact to execute and fill in the name of and on behalf of Liberty Bancorp, Inc. ("Corporation"), and the person whose signature appears below, both individually and in the capacities indicated, the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 required under
Section 13 of the Securities Exchange Act of 1934, and any and all amendments thereto.

          Dated this 15th day of March, 1995.

     Signature                                   Title

/S/ Walter H. Helmerich, III
--------------------------------               Director
Walter H. Helmerich, III


                           POWER OF ATTORNEY

          The person whose signature appears below hereby appoints Mischa Gorkuscha and Kenneth R. Brown, and both of them, with full power to act alone, as attorney-in-fact to execute and fill in the name of and on behalf of Liberty Bancorp, Inc. ("Corporation"), and the person whose signature appears below, both individually and in the capacities indicated, the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 required under
Section 13 of the Securities Exchange Act of 1934, and any and all amendments thereto.

          Dated this 15th day of March, 1995.

     Signature                                   Title

/S/ Joseph S. Jankowsky
--------------------------------               Director
Joseph S. Jankowsky


                           POWER OF ATTORNEY

          The person whose signature appears below hereby appoints Mischa Gorkuscha and Kenneth R. Brown, and both of them, with full power to act alone, as attorney-in-fact to execute and fill in the name of and on behalf of Liberty Bancorp, Inc. ("Corporation"), and the person whose signature appears below, both individually and in the capacities indicated, the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 required under
Section 13 of the Securities Exchange Act of 1934, and any and all amendments thereto.

          Dated this 15th day of March, 1995.

     Signature                                   Title

/S/ John E. Kirkpatrick
--------------------------------               Director
John E. Kirkpatrick


                           POWER OF ATTORNEY

          The person whose signature appears below hereby appoints Mischa Gorkuscha and Kenneth R. Brown, and both of them, with full power to act alone, as attorney-in-fact to execute and fill in the name of and on behalf of Liberty Bancorp, Inc. ("Corporation"), and the person whose signature appears below, both individually and in the capacities indicated, the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 required under
Section 13 of the Securities Exchange Act of 1934, and any and all amendments thereto.

          Dated this 15th day of March, 1995.

     Signature                                   Title

/S/ Judy Z. Kishner
--------------------------------               Director
Judy Z. Kishner


                           POWER OF ATTORNEY

          The person whose signature appears below hereby appoints Mischa Gorkuscha and Kenneth R. Brown, and both of them, with full power to act alone, as attorney-in-fact to execute and fill in the name of and on behalf of Liberty Bancorp, Inc. ("Corporation"), and the person whose signature appears below, both individually and in the capacities indicated, the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 required under
Section 13 of the Securities Exchange Act of 1934, and any and all amendments thereto.

          Dated this 15th day of March, 1995.

     Signature                                   Title

/S/ David L. Kyle
--------------------------------               Director
David L. Kyle


                           POWER OF ATTORNEY

          The person whose signature appears below hereby appoints Mischa Gorkuscha and Kenneth R. Brown, and both of them, with full power to act alone, as attorney-in-fact to execute and fill in the name of and on behalf of Liberty Bancorp, Inc. ("Corporation"), and the person whose signature appears below, both individually and in the capacities indicated, the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 required under
Section 13 of the Securities Exchange Act of 1934, and any and all amendments thereto.

          Dated this 15th day of March, 1995.

     Signature                                   Title

/S/ Edward C. Lawson, Jr.
--------------------------------               Director
Edward C. Lawson, Jr.


                           POWER OF ATTORNEY

          The person whose signature appears below hereby appoints Mischa Gorkuscha and Kenneth R. Brown, and both of them, with full power to act alone, as attorney-in-fact to execute and fill in the name of and on behalf of Liberty Bancorp, Inc. ("Corporation"), and the person whose signature appears below, both individually and in the capacities indicated, the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 required under
Section 13 of the Securities Exchange Act of 1934, and any and all amendments thereto.

          Dated this 15th day of March, 1995.

     Signature                                   Title

/S/ Herb Mee, Jr.
--------------------------------               Director
Herb Mee, Jr.


                           POWER OF ATTORNEY

          The person whose signature appears below hereby appoints Mischa Gorkuscha and Kenneth R. Brown, and both of them, with full power to act alone, as attorney-in-fact to execute and fill in the name of and on behalf of Liberty Bancorp, Inc. ("Corporation"), and the person whose signature appears below, both individually and in the capacities indicated, the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 required under
Section 13 of the Securities Exchange Act of 1934, and any and all amendments thereto.

          Dated this 15th day of March, 1995.

     Signature                                   Title

/S/ William G. Paul
--------------------------------               Director
William G. Paul


                           POWER OF ATTORNEY

          The person whose signature appears below hereby appoints Mischa Gorkuscha and Kenneth R. Brown, and both of them, with full power to act alone, as attorney-in-fact to execute and fill in the name of and on behalf of Liberty Bancorp, Inc. ("Corporation"), and the person whose signature appears below, both individually and in the capacities indicated, the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 required under
Section 13 of the Securities Exchange Act of 1934, and any and all amendments thereto.

          Dated this 15th day of March, 1995.

     Signature                                   Title

/S/ V. Lee Powell
--------------------------------               Director
V. Lee Powell


                           POWER OF ATTORNEY

          The person whose signature appears below hereby appoints Mischa Gorkuscha and Kenneth R. Brown, and both of them, with full power to act alone, as attorney-in-fact to execute and fill in the name of and on behalf of Liberty Bancorp, Inc. ("Corporation"), and the person whose signature appears below, both individually and in the capacities indicated, the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 required under
Section 13 of the Securities Exchange Act of 1934, and any and all amendments thereto.

          Dated this 15th day of March, 1995.

     Signature                                   Title

/S/ Jon R. Stuart
--------------------------------               Director
Jon R. Stuart



                           POWER OF ATTORNEY

          The person whose signature appears below hereby appoints Mischa Gorkuscha and Kenneth R. Brown, and both of them, with full power to act alone, as attorney-in-fact to execute and fill in the name of and on behalf of Liberty Bancorp, Inc. ("Corporation"), and the person whose signature appears below, both individually and in the capacities indicated, the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 required under
Section 13 of the Securities Exchange Act of 1934, and any and all amendments thereto.

          Dated this 15th day of March, 1995.

     Signature                                   Title

/S/ John S. Zink
--------------------------------               Director
John S. Zink