Form 10-Q
period 1995-03-31
LIBERTY BANCORP INC /OK/
filed 1995-05-15
CIK 737287

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   March 31, 1995

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

Yes    X      No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                       Outstanding as of May 15, 1995
            -----                     -----------------------------------
         Common Stock                              9,483,495



                               FORM 10-Q
            For the The Quarterly Period Ended March 31, 1995
                         CROSS-REFERENCE INDEX

Reference Page(s)
                                                            Quarterly Report on
                                                                Form 10-Q

                        PART I    FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS
ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                        PART II   OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS
ITEM 2   CHANGES IN SECURITIES
ITEM 3   DEFAULTS UPON SENIOR SECURITIES
ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS
ITEM 5   OTHER INFORMATION
ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K



FINANCIAL HIGHLIGHTS                                      Liberty Bancorp, Inc.
- -------------------------------------------------------------------------------
(In thousands, except per share data)                 1995             1994
- -------------------------------------------------------------------------------
For the First Quarter
  Total revenues                                       $59,333          $47,265
  Net interest income                                   19,038           19,236
  Provision for loan losses                                  _                _
  Trust fees                                             3,944            4,160
  Mortgage banking income                                1,518            1,765
  Other noninterest income                              12,200            8,882
  Noninterest expense                                   28,086           28,225
  Income before provision for income taxes               8,614            5,818
  Provision for income taxes                             2,709              866
 Net income                                              5,905            4,952
  Per share data _ primary and fully-diluted
    Net income                                             .60              .51
    Cash dividends declared                                .20              .15
- -------------------------------------------------------------------------------
At March 31
  Loans                                             $1,208,806       $  979,300
  Earning assets                                     2,227,595        2,230,206
  Assets                                             2,672,325        2,740,134
  Deposits                                           2,137,708        2,201,625
  Total shareholders' investment                       243,329          225,065
  Book value per common share                            25.70            23.75
- -------------------------------------------------------------------------------
Average First Quarter Balances
  Earning assets                                    $2,323,447       $2,202,297
  Assets                                             2,733,855        2,598,036
  Deposits                                           2,217,032        2,116,371
  Total shareholders' investment                       239,581          229,016
- -------------------------------------------------------------------------------
Ratios
  Capital ratios
    Leverage                                              8.47 %           7.88
    Risk-based                                           15.69            15.15
  Average shareholders' investment as a % of
    average total assets                                  8.76             8.81
  Average earning assets as a % of average
    total assets                                         84.99            84.77
  Rate of return on
      Average earning assets                              1.03              .91
      Average total assets                                 .88              .77
      Average total shareholders' investment             10.00             8.77
Dividend payout ratio                                    33.33            29.41
Operating efficiency ratio                               84.94            82.32


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

     The banking industry, both locally and nationally, is experiencing an expansion and consolidation trend which most likely will continue to present acquisition opportunities. Liberty will systematically evaluate these possibilities for the acquisition of smaller institutions as well as potential combinations with larger institutions to determine whether they may offer the potential for further enhancing shareholder value and improving service to customers and expanding career opportunities for employees.

     This Financial Review should be read in conjunction with the consolidated financial statements, notes to the consolidated financial statements and the supplemental statistical and financial data presented elsewhere in this report.

General Conditions and Performance Summary:
First Three Months of 1995 Compared to First Three Months of 1994

     For the first three months of 1995, Liberty reported net income of $5.9 million or $.60 per common share. This compares to net income of $5.0 million or $.51 per common share for the first three months of 1994. Net income for the first three months of 1995 included a gain on the sale of equity securities of $4.2 million before income tax.

Net Interest Income

     On a tax-equivalent basis, net interest income decreased $249 thousand or 1.3% in the first quarter of 1995 to $19.6 million compared to $19.9 million for the first quarter of 1994. Also, the tax-equivalent interest margin decreased to 3.42% in 1995 from 3.66% in 1994 due to the slower repricing of some fixed rate loans and securities as compared to the repricing of deposits and other borrowings together with lower levels of noninterest-bearing deposits. The net interest margin is expected to improve in the second quarter of 1995 as these loans and securities mature and reprice at higher yields.

     Tax-equivalent interest income increased $9.2 million to $42.3 million for the first three months of 1995 compared to $33.1 million in the same period of 1994 due primarily to the increase in loan volumes and interest rates. Since the first quarter in 1994, the national prime interest rate has increased 275 basis points. Liberty's average loans increased $222.2 million and its yield on loans increased from 7.4% to 8.6%. Funding for the increased loan levels was provided by investment securities sales and maturities not reinvested and by increased interest-bearing deposit levels. Securities averaged $120.7 million below the first quarter in 1994 but the yield improved 97 basis points from 5.2% to 6.2% as maturities not used for loan demand were invested in higher yielding securities. These yield and volume mix changes resulted in the yield on average earning assets increasing from 6.09% in 1994 to 7.37% in 1995.

     Total interest expense increased $9.4 million to $22.6 million for the first three months of 1995 compared to $13.2 million for the same period in 1994. This increase was attributable to the $184.3 million higher average interest-bearing deposit level, higher interest rates on all fund sources and $83.6 million lower average noninterest-bearing deposits. The average deposit increases occurred primarily in the money market account deposits and also in large deposit liabilities especially where some maturities have been extended. As a result, Liberty's cost of funds increased from 2.43% in 1994 to 3.95% in 1995.

Noninterest Income

     Noninterest income for the first three months of 1995 increased $2.9 million or 19.3% from the first three months of 1994. The largest factor of this increase was in net securities gains which increased $3.8 million due to a $4.2 million gain from the sale of equity securities in 1995. Aside from the security gains, most other categories showed decreases in 1995. Most notable were service charges on deposits, which decreased $276 thousand, mortgage banking income, which decreased $247 thousand, and loan fees, which decreased $219 thousand.

Noninterest Expense

     Noninterest expense (excluding net income from the operation of OREO, which is discussed separately below in "Reserve for Other Real Estate and Assets Owned") decreased $637 thousand or 2.2% to $28.3 million for the first three months of 1995 compared to $29.0 million for the same period one year ago. The largest decrease was in salaries and employee benefits which decreased $900 thousand or 6.5% in 1995, primarily due to employee count reductions later in 1994.

     Professional and other service expenses decreased $481 thousand or 22.2%, largely as a result of reductions in the use of temporary employee services. Equipment expense increased $317 thousand or 14.5% due to increased depreciation on new data processing and other equipment. Other noninterest expense increased $230 thousand. Included in this increase was a provision for $850 thousand to cover expenses related to various matters, including legal proceedings which occurred in the ordinary course of business. This provision is offset by decreases in expenses for software, business development and employee education and training.

     Liberty's operating efficiency ratio for the first three months of 1995 was 84.9% compared to 82.3% in 1994. The operating efficiency ratio is defined as noninterest expense as a percent of net interest income on a tax equivalent basis plus noninterest income less security gains or losses.

Income Taxes

     Liberty recorded $2.7 million in income tax expense (31% effective tax rate) for the first three months of 1995 compared with $866 thousand (15% effective tax rate) during the same period of 1994. The increase in income taxes was due to the recognition of the future benefit to be realized from its remaining net operating loss carryforwards in the third quarter of 1994. Prior to the third quarter of 1994, a valuation allowance had been provided equal to Liberty's net operating loss carryforwards. Benefits associated with these net operating loss carryforwards, prior to third quarter 1994, were recognized when realized. In the third quarter of 1994, the valuation allowance was removed based on Liberty's estimate that it was more likely than not that sufficient taxable income would be generated to allow Liberty to utilize its remaining net operating loss carryforwards. It is estimated that future effective income tax rates will approximate the statutory rate less the effects of permanent differences, primarily tax-exempt interest income.

Credit Risk Management

     Nonperforming assets include nonperforming loans and other real estate and assets owned net of reserves. Total nonperforming assets have decreased $1.2 million or 7.3% since year-end 1994. The level at March 31, 1995 of $15.6 million is $6.5 million or 29.2% less than the $22.1 million of nonperforming assets one year ago. At March 31, 1995, total nonperforming assets were 1.37% of total loans and other real estate and assets owned and .62% of total assets.

     The following sections provide additional information concerning loan con-centrations, nonperforming loans, reserve for loan losses, other real estate and assets owned and the reserve for other real estate and assets owned.

     Nonperforming loans decreased by $504 thousand or 4.4% since December 31, 1994 and decreased by $2.1 million or 15.9% from one year earlier. Of the nonperforming loans at March 31, 1995, 53% were real estate-related. Nonperforming loans at March 31, 1995 were $11.1 million, representing .91% of total loans.

Reserve for Loan Losses

     The reserve for loan losses at March 31, 1995 was 169.6% of total nonperforming loans and 1.55% of total loans. No provisions for loan losses were made during the first three months of 1995 or 1994. The following table summarizes the reserve for loan loss activity for the first three months of 1995 and 1994:

Reserve for Loan Losses

     The reserve for loan losses at March 31, 1995 was 169.6% of total nonperforming loans and 1.55% of total loans. No provisions for loan losses were made during the first three months of 1995 or 1994. The following table summarizes the reserve for loan loss activity for the first three months of 1995 and 1994:

- -------------------------------------------------------------------------------
Reserve for Loan Losses
- -------------------------------------------------------------------------------
(In thousands)                                              1995       1994
- -------------------------------------------------------------------------------
Balance at January 1                                     $19,081       $19,986
Additions
  Recoveries                                                 311           400
  Provisions                                                   _             _
Less _ Charge-offs                                          (646)         (290)
- -------------------------------------------------------------------------------
Balance at March 31                                      $18,746       $20,096
===============================================================================

Other Real Estate and Assets Owned

     Net OREO decreased $735 thousand or 13.8% since year-end 1994 and $4.4 million or 48.7% from March 31, 1994. These reductions have primarily been the result of sales. Net OREO at March 31, 1995 was $4.6 million. Net income from the operation of OREO, exclusive of the provision for losses, amounted to $253 thousand and $751 thousand for the first three months of 1995 and 1994, respec-tively. The results of the operation of OREO include operating income generated and gains from the sale of OREO properties, reduced by expenses related to the operation of OREO. Included in income from the operation of OREO for the three months ended March 31, 1995 are $271 thousand in gains from the sale of OREO and $43 thousand of other gross income on OREO properties. This compares with gains of $799 thousand and other gross income of $122 thousand for the first three months of 1994.

     The following table illustrates the changes in the reserve for the first three months of 1995 and 1994:

- -------------------------------------------------------------------------------
Reserve for Losses on Other Real Estate and Assets Owned
- -------------------------------------------------------------------------------
(In thousands)                                             1995        1994
- -------------------------------------------------------------------------------
Balance at January 1                                      $1,042      $2,521
Provisions for losses                                          _           _
Charge-offs                                                  (38)       (535)
- -------------------------------------------------------------------------------
Balance at March 31                                       $1,004      $1,986
===============================================================================

Asset and Liability Management

     A senior management committee, the Investment/Asset/Liability Committee, has the responsibility for monitoring and coordinating the asset and liability positions, interest rate sensitivity, liquidity and other resource planning strategies of Liberty on an ongoing basis. This committee monitors the anticipated effects of interest rate changes on both earnings and market value of capital for interest rate moves from 50 to 400 basis points. In addition, the committee has recommended policies which the Board of Directors has adopted setting limits within which the asset/liability risk positions are to be maintained.

     As a result of increased holdings of loans and marketable investment securities, Liberty was a net purchaser of federal funds and securities under repurchase agreements averaging $85.5 million for the first three months of 1995 compared to $94.0 million for the same period in 1994.

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

     Liberty's long-standing policy is to maintain as balanced a position in interest-sensitive assets and liabilities as possible with a goal to achieve consistent interest margins in all interest rate environments. Liberty is liability sensitive largely due to the short-term nature of its deposits, especially savings and money market accounts, and short-term borrowings. Be-cause of this liability sensitivity, Liberty's net interest margin in the near term may be vulnerable to upward trends in interest rates.

     The net interest margin of Liberty has been impacted by an increase in interest rates, as experienced in the past year and first quarter of 1995. Be-cause Liberty is liability sensitive, in the short-term its liabilities reprice at the higher rates sooner than its assets. As such, the net interest margin is narrowed as liabilities are repriced or mature. However, the increase in liability rates, particularly in a increasing rate environment, may not increase as much as asset rates depending on the timing of the decision to increase consumer deposit rates. Liberty monitors its interest-sensitivity pos-ture on a continuing basis to ensure that interest rate changes do not create a material adverse impact. Liberty also adjusts its asset and liability structures, to the extent possible, to allow for projected rate changes.

Capital Funds

     Shareholders' investment as a percentage of total assets amounted to 9.1% at March 31, 1995 compared to 8.1% at December 31, 1994 and 8.2% at March 31, 1994.

     Capital adequacy is currently measured by banking regulators using various capital criteria and ratios under the heading of risk-based capital. Tier 1 capital for bank holding companies includes common equity and perpetual preferred stock (subject to certain limitations) minus intangible assets. Tier 2 capital includes supplementary elements such as limited amounts of reserve
for loan losses,   perpetual preferred stock (in excess of Tier 1 limits),
subordinated debt and other items. The leverage ratio, defined as Tier 1 capital divided by average adjusted total assets, limits the amount of leverage a bank can undertake because of the ratio's emphasis on equity or core capital. Liberty's leverage ratio was 8.34% on Tier 1 capital of $226.5 million at March 31, 1995 compared to 8.67% on $226.4 million at December 31, 1994 and 7.88% on $203.0 million at March 31, 1994. All but the most highly-rated banks are required to carry a minimum leverage ratio of 3% plus a cushion of 1 to 2%.

     The risk-based capital ratio, defined as total capital (Tier 1 plus Tier
2) divided by risk-weighted assets, is the regulators' other primary de-terminant of capital adequacy and was designed principally as a measure of
credit risk.  Banking organizations have been given a risk-based capital   ra-
tio requirement of 8%. The Federal Deposit Insurance Corporation assesses insurance premiums based in part on the level of capital with banks which are "well capitalized" paying assessments at lower rates. Liberty's and its subsidiary banks' capital ratios are significantly higher than the current guidelines and the subsidiary banks are "well capitalized" for deposit insurance assessment purposes. Liberty had a risk-based capital ratio at March 31, 1995 of 15.18%. This compares to 15.43% at December 31, 1994 and 15.15% at
March 31, 1994. Liberty Oklahoma City and Liberty Tulsa had risk-based capital ratios at March 31, 1995 of 13.64% and 14.47%, respectively.

Parent Company Funding Sources and Dividends

     At March 31, 1995, the parent company had cash and interest-bearing deposits of $11.2 million compared to $6.2 million at year-end 1994 and $3.0 million at March 31, 1994. The primary change in the funding position of the parent company since year-end 1994 was the sale of equity securities in February 1995 totaling $5.2 million.

     The parent company's ability to fund various operating expenses and dividends is generally dependent on parent-only earning power, cash reserves and funds derived from its subsidiaries, principally Liberty Oklahoma City and Liberty Tulsa. These funds historically have been provided primarily by in-tercompany dividends and management fees. Management fees are generally limited to reimbursement of actual expenses. It is anticipated that the parent company's recurring cash sources will continue to include management fees from subsidiaries, proceeds from the sale of other assets (principally other real estate and assets owned) and retained rights to any gains from the sales of mortgage servicing and other assets. Dividends are paid by the subsidiary banks from time to time to support the parent company's activities. Liberty Oklahoma City and Liberty Tulsa are limited in their ability to pay dividends based on applicable provisions of the National Bank Act pertaining to earnings and undivided profits. As of March 31, 1995 the ability of Liberty Oklahoma City and Liberty Tulsa to pay dividends without regulatory approval was limited to $31.2 million and $13.5 million, respectively.

     Liberty paid a cash dividend of $.20 per share for the first quarter of 1995. This dividend totaled $1.9 million. This compares to a dividend in the first quarter of 1994 of $1.4 million or $.15 per share. It is expected that such cash dividends will continue if justified by Liberty's earnings, capital adequacy and financial condition.

     In management's opinion, the parent company's current liquidity and cash sources are anticipated to be adequate to meet its obligations in the near term.

SELECTED STATISTICAL INFORMATION                         Liberty Bancorp, Inc.


- -------------------------------------------------------------------------------
Consolidated Summary of Quarterly Financial Information
- -------------------------------------------------------------------------------
(In thousands, except per share data)
- -------------------------------------------------------------------------------
For quarter ended           3/31/95   12/31/94    9/30/94    6/30/94    3/31/94
- -------------------------------------------------------------------------------
Interest income              $41,671   $38,796    $35,957    $34,129    $32,458
Interest income
   (tax equivalent)           42,250    39,353     36,412     34,703     33,088
Interest expense              22,633    19,002     16,417     15,019     13,222
Net interest income           19,038    19,794     19,540     19,110     19,236
Provision for loan losses          _         _          _          _          _
Trust fees                     3,944     3,641      3,771      4,010      4,160
Mortgage banking income        1,518     1,418      1,434      1,625      1,765
Other noninterest income      12,200    11,135      7,902      9,318      8,882
Noninterest expense           28,086    28,212     27,330     28,004     28,225
Net income                     5,905     5,159     10,608      5,157      4,952
Net income per share             .60       .53       1.08        .53        .51

Common stock price range
  High                         31.75     33.50      33.50      33.50      28.25
  Low                          29.25     27.75      30.75      27.25      26.50
  Close                        30.19     29.00      33.50      31.50      27.75

At Quarter End
  Shares of common stock,
      net of treasury stock
          Outstanding          9,467     9,474      9,484      9,484      9,478
          Fully-diluted        9,816     9,803      9,836      9,825      9,780


- -----------------------------------------------------------------------------------------------------------------------------------
Average Balances/Net Interest Margin/Rates (1)
- -----------------------------------------------------------------------------------------------------------------------------------
Three months ended                       March 31,                          December 31,                       September 30,
                                           1995                                 1994                                1994
- -----------------------------------------------------------------------------------------------------------------------------------
                             Average                Average      Average                Average      Average                Average
(In thousands)               Balance      Interest   Rate        Balance      Interest   Rate        Balance      Interest   Rate
- ---------------------------- ------------- --------- ----------- ------------- --------- ----------- ------------- --------- ------
Assets
Loans (2)                    $1,171,883    $24,783    8.58%      $1,148,162    $23,984    8.29%      $1,093,446    $21,791    7.91%
Investment securities (3)
  Taxable                     1,026,867     15,285    6.04          941,022     13,338    5.62          947,142     12,923    5.41
  Nontaxable                     63,663      1,265    8.06           59,387      1,190    7.95           51,208        999    7.74
Trading account securities        3,163         57    7.31            4,010         74    7.32            3,761         54    5.70
- ---------------------------- ------------- --------- ----------- ------------- --------- ----------- ------------- --------- ------
Total securities              1,093,693     16,607    6.16        1,004,419     14,602    5.77        1,002,111     13,976    5.53
Federal funds sold and secu-
  rities purchased under
  aggreements to resell and
  other                          57,871        860    6.03           56,929        767    5.35           54,988        645    4.65
- ---------------------------- ------------- --------- ----------- ------------- --------- ----------- ------------- --------- ------
Total earning assets          2,323,447     42,250    7.37        2,209,510     39,353    7.07        2,150,545     36,412    6.72
Cash and due from banks-
  noninterest-bearing           263,592                             269,831                             247,218
Reserve for loan losses         (18,981)                            (19,549)                            (19,755)
Other assets                    165,797                             157,862                             150,322
                             -----------                         -----------                         -----------
      Total assets           $2,733,855                          $2,617,654                          $2,528,330
                             ===========                         ===========                         ===========

Liabilities and Shareholders'
  Investment
Interest-bearing deposits
  Savings and money market
    accounts                $   775,354    $ 7,042    3.68%      $  729,798    $ 5,840    3.17%      $  712,532    $ 4,968    2.77%
  Other time deposits           860,814     12,089    5.70          803,382     10,357    5.11          757,631      8,885    4.65
- ---------------------------- ------------- --------- ----------- ------------- --------- ----------- ------------- --------- ------
  Total interest-bearing
       deposits               1,636,168     19,131    4.74        1,533,180     16,197    4.19        1,470,163     13,853    3.74
Federal funds purchased
  and securities sold under
  agreements to repurchase      142,421      2,003    5.70          126,592      1,599    5.01          139,733      1,532    4.35
Other borrowings                107,997      1,499    5.63           88,975      1,206    5.38           86,290      1,032    4.74
- ---------------------------- ------------- --------- ----------- ------------- --------- ----------- ------------- --------- ------
  Total interest-bearing
        liabilities           1,886,586     22,633    4.87        1,748,747     19,002    4.31        1,696,186     16,417    3.84
Demand deposits                 580,864                             607,912                             579,718
Other liabilities                26,824                              25,621                              24,466
Shareholders' investment        239,581                             235,374                             227,960
                             -----------                         -----------                         -----------
  Total liabilities and
   shareholders' investment  $2,733,855                          $2,617,654                          $2,528,330
                             ===========                         ===========                         ===========

Interest income/earning assets             $42,250    7.37%                    $39,353    7.07%                    $36,412    6.72%
Interest expense/earning assets             22,633    3.95                      19,002    3.41                      16,417    3.03
                                           -------    -----                    -------    -----                    -------    -----
Net interest margin                        $19,617    3.42%                    $20,351    3.66%                    $19,995    3.69%
                                           =======    =====                    =======    -----                    =======    =====

(1) Income and rates shown on a tax-equivalent basis have been computed based on the statutory rate of 35%.
(2) Includes nonaccrual loans.
(3) Includes available for sale securities at amortized cost for all years presented.


- -------------------------------------------------------------------------------
Average Balances/Net Interest Margin/Rates (1)
- -------------------------------------------------------------------------------
Three months ended             June 30,                       March 31,
                                 1994                            1994
 ------------------------------------------------------------------------------
                      Average             Average    Average            Average
(In thousands)        Balance   Interest   Rate      Balance   Interest   Rate
- -------------------------------------------------------------------------------
Assets
Loans (2)             $1,012,846  $19,282   7.64%    $  949,684  $17,248  7.37%
Investment securities(3)
  Taxable              1,048,016   13,554   5.19      1,157,164   14,261  5.00
  Nontaxable              52,476    1,081   8.26         53,431    1,214  9.21
Trading account
    securities             3,730       62   6.67          3,820       55  5.84
- ------------------------------------------------------------------------------
Total securities       1,104,222   14,697   5.34      1,214,415   15,530  5.19
Federal funds sold
  and securities pur-
  chased under agreements
  to resell and other     71,577      724   4.06         38,198      310  3.29
- -------------------------------------------------------------------------------
Total earning assets   2,188,645   34,703   6.36      2,202,297   33,088  6.09
Cash and due from banks-
  noninterest-bearing    253,410                        261,599
Reserve for loan losses  (20,071)                       (19,947)
Other assets             153,711                        154,087
                      ----------                     -----------
     Total assets     $2,575,695                     $2,598,036
                      ==========                     ===========

Liabilities and Shareholders'
 Investment
Interest-bearing deposits
 Savings and money
  market accounts     $  709,365   $4,605   2.60%    $  695,347  $ 4,205  2.45%
  Other time deposits    772,047    8,167   4.24        756,534    7,214  3.87
- -------------------------------------------------------------------------------
 Total interest-bearing
      deposits         1,481,412   12,772   3.46      1,451,881   11,419  3.19
Federal funds purchased
 and securities sold
 under agreements to
 repurchase              142,633    1,382   3.89        128,785      989  3.11
Other borrowings          85,899      865   4.04         98,553      814  3.35
- -------------------------------------------------------------------------------
  Total interest-
   bearing liabilities 1,709,944   15,019   3.52      1,679,219   13,222  3.19
Demand deposits          615,113                        664,490
Other liabilities         25,466                         25,311
Shareholders' investment 225,172                        229,016
   Total liabilities  ----------                      ----------
    and shareholder's
    investment        $2,575,695                     $2,598,036
                      ==========                     ===========

Interest income/earning assets    $34,703   6.36%                $33,088  6.09%
Interest expense/earning assets    15,019   2.75                  13,222  2.43
                                  -------   -----                -------  -----
Net interest margin               $19,684   3.61%                $19,866  3.66%
                                  =======   =====                =======  =====

(1) Income and rates shown on a tax-equivalent basis have been computed based on the statutory rate of 35%.
(2) Includes nonaccrual loans.
(3) Includes available for sale securities at amortized cost for all years presented.


CONSOLIDATED BALANCE SHEET                                Liberty Bancorp, Inc.


- -------------------------------------------------------------------------------
                                        March 31,     December 31,    March 31,
(In thousands, except share data)         1995             1994          1994
- -------------------------------------------------------------------------------
Assets
Cash and due from banks
  Noninterest-bearing                    $  290,817     $  361,953   $ 343,846
  Interest-bearing                              179          1,103       1,830
Federal funds sold and securities
 purchased under agreements to resell        21,130         52,900      77,270
- -------------------------------------------------------------------------------
    Total cash and cash equivalents         312,126        415,956     422,946
- -------------------------------------------------------------------------------
Trading securities                            2,837         21,207         708
Investment securities
  Available for sale                        555,788        656,135     712,094
  Held to maturity                          421,375        416,084     440,218
  Equity                                     17,480         18,455      18,786
- -------------------------------------------------------------------------------
    Total investment securities             994,643      1,090,674   1,171,098
- ------------------------------------------------------------------------------
Loans                                     1,208,806      1,179,779     979,300
  Less:  Reserve for loan losses            (18,746)       (19,081)    (20,096)
- -------------------------------------------------------------------------------
    Loans, net                            1,190,060      1,160,698     959,204
- -------------------------------------------------------------------------------
Property and equipment, net                  68,170         68,471      66,618
Accounts receivable                          18,559         25,642      41,780
Accrued income receivable                    25,676         25,354      23,787
Deferred tax asset, net                      17,278         21,661      16,296
Other real estate and assets owned, net       4,593          5,328       8,948
Other assets                                 38,383         48,708      28,749
- -------------------------------------------------------------------------------
    Total assets                         $2,672,325     $2,883,699  $2,740,134
===============================================================================

Liabilities and Shareholders' Investment
Deposits
  Noninterest-bearing                    $  543,060     $  728,240  $  727,695
  Interest-bearing                        1,594,648      1,645,947   1,473,930
- ----------------------------------------------------- -------------------------
    Total deposits                        2,137,708      2,374,187   2,201,625
- -------------------------------------------------------------------------------
Other borrowings
  Federal funds purchased and
    securities sold under
    agreements to repurchase                173,152        139,700     106,459
  Other                                      84,764         90,452     155,965
Accrued interest, expenses and ta            19,141         17,606      15,358
Accounts payable                             13,377         26,339      31,462
Other liabilities                               854          1,035       4,200
- -------------------------------------------------------------------------------
    Total liabilities                     2,428,996      2,649,319   2,515,069
- -------------------------------------------------------------------------------
Shareholders' Investment
Common stock($.01 par value;
  50,000,000 shares authorized)                  95             95          95
- -------------------------------------------
          March 31,  December 31,  March 31,
            1995        1994          1994
- -------------------------------------------
 Shares
  issued   9,488,428  9,488,428  9,478,177
 Shares out-
  standing 9,466,975  9,474,413  9,478,177
Capital surplus                             211,535        211,733     211,703
Retained earnings                            35,980         31,972      15,316
Treasury stock, at cost _ 21,453
  shares at March 31, 1995 and
  and 14,015 shares at December 31, 1994       (673)          (435)          _
Unrealized security gains (losses),
   net of tax                                (1,598)        (6,854)        402
Deferred compensation                        (2,010)        (2,131)     (2,451)
- -------------------------------------------------------------------------------
    Total shareholders' investment          243,329        234,380     225,065
- -------------------------------------------------------------------------------
    Total liabilities and
       shareholders' investment          $2,672,325     $2,883,699  $2,740,134
===============================================================================

The accompanying notes are an integral part of these consolidated financial statements.



CONSOLIDATED STATEMENT OF INCOME                          Liberty Bancorp, Inc.


- -------------------------------------------------------------------------------
First three months (In thousands, except per share data)      1995        1994
- -------------------------------------------------------------------------------
Interest Income
  Loans                                                    $24,647     $17,041
  Investments
    Taxable                                                 15,285      14,261
    Nontaxable                                                 829         797
  Trading                                                       50          49
  Federal funds sold and other                                 860         310
- -------------------------------------------------------------------------------
      Total interest income                                 41,671      32,458
 ------------------------------------------------------------------------------
Interest Expense
  Deposits                                                  19,131      11,419
  Other borrowings                                           3,502       1,803
- -------------------------------------------------------------------------------
      Total interest expense                                22,633      13,222
- -------------------------------------------------------------------------------
Net Interest Income                                         19,038      19,236
Provision for loan losses                                        _           _
- -------------------------------------------------------------------------------
Net Interest Income After Provision for Loan Losses         19,038      19,236
- -------------------------------------------------------------------------------
Noninterest Income
  Trust fees                                                 3,944       4,160
  Service charges on deposits                                3,593       3,869
  Mortgage banking income                                    1,518       1,765
  Trading account profits and commissions                      988       1,168
  Loan fees                                                    358         577
  Credit card fees                                             617         505
  Net securities gains                                       4,214         388
  Other                                                      2,430       2,375
- -------------------------------------------------------------------------------
    Total noninterest income                                17,662      14,807
- -------------------------------------------------------------------------------
Noninterest Expense
  Salaries                                                  10,664      11,243
  Employee benefits                                          2,350       2,671
  Equipment                                                  2,502       2,185
  Occupancy, net                                             2,200       2,132
  Professional and other services                            1,691       2,172
  Data processing                                            1,591       1,542
  Printing, postage and supplies                             1,394       1,425
  Deposit insurance assessments                              1,154       1,077
  Advertising and business development                         934         835
  Amortization of intangibles, including purchased
    mortgage servicing rights                                  590         655
  Net income from operation of other real estate
      and assets owned                                        (253)       (751)
  Other                                                      3,269       3,039
- -------------------------------------------------------------------------------
      Total noninterest expense                             28,086      28,225
- -------------------------------------------------------------------------------
Income Before Provision  for Income Taxes                    8,614       5,818
Provision for income taxes                                   2,709         866
- -------------------------------------------------------------------------------
    Net Income                                            $  5,905    $  4,952
===============================================================================
    Net Income Per Share - Primary and Fully-Diluted          $.60        $.51
===============================================================================

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENT OF SHAREHOLDERS' INVESTMENT                                                         Liberty Bancorp, Inc.
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                       Unrealized
                                                                Retained                Security                          Total
                                           Common   Capital     Earnings     Treasury   Gains          Deferred       Shareholders'
(Dollars in thousands)                     Stock    Surplus     (Deficit)      Stock   (Losses)       Compensation      Investment
- -------------------------------------------- ------- ------------ ----------- --------- --------------- --------------- -----------
Balance January 1, 1994                      $95     $211,708     $11,785     ($  1)     $6,184         ($2,526)        $227,245
  Net income                                   _            _       4,952         _           _               _            4,952
  Dividends paid ($.15 per share)              _            _      (1,421)        _           _               _           (1,421)
  Amortization of deferred compensation        _            _           _         _           _              75               75
  Change in unrealized gains (losses) on
   available for sale securities, net of tax   _            _           _         _      (5,782)              _           (5,782)
  Purchase of treasury stock (12,880 shares)   _            _           _      (356)          _               _             (356)
  Common and treasury stock issued
    (317 common and 12,931
    treasury shares)                           _           (5)          _       357           _               _              352
- -------------------------------------------- ------- ------------ ----------- --------- --------------- --------------- -----------
Balance March 31, 1994                       $95     $211,703     $15,316      $  0        $402         ($2,451)        $225,065
============================================ ======= ============ =========== ========= =============== =============== ===========
Balance January 1, 1995                      $95     $211,733     $31,972   ($  435)    ($6,854)        ($2,131)        $234,380
  Net income                                   _            _       5,905         _           _               _            5,905
  Dividends paid ($.20 per share)              _            _      (1,897)        _           _               _           (1,897)
  Amortization of deferred compensation        _            _           _         _           _             121              121
  Change in unrealized gains (losses) on
   available for sale securities, net of tax   _            _           _         _       5,256               _            5,256
  Purchase of treasury stock (19,446 shares)   _            _           _      (593)          _               _             (593)
  Treasury stock issued (12,008 shares)        _         (198)          _       355           _               _              157
- -------------------------------------------- ------- ------------ ----------- --------- --------------- --------------- -----------
Balance March 31, 1995                       $95     $211,535     $35,980   ($  673)    ($1,598)        ($2,010)        $243,329
============================================ ======= ============ =========== ========= =============== =============== ===========

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENT OF CASH FLOWS                      Liberty Bancorp, Inc.

- -------------------------------------------------------------------------------
First three months (In thousands)                            1995        1994
- -------------------------------------------------------------------------------
Cash provided (absorbed) by operating activities
Net income                                                $  5,905    $  4,952
Adjustments to reconcile net income to net cash
  provided (absorbed) by operating activities:
    Provisions for losses                                      850           _
    Provision for income taxes                               2,709         866
    Depreciation and amortization                            2,578       2,059
    Net amortization (accretion) of
      investment securities                                    610       3,142
    Gain on sale of assets                                  (5,388)     (2,449)
    Change in trading account securities                    15,868       3,457
    Loans made for purposes of resale                      (21,468)    (44,772)
    Proceeds from sale of loans held for resale             10,303      31,315
    Change in accrued interest, expenses and taxes,
      accounts payable and other liabilities                (2,678)     (1,836)
    Change in accrued income receivable, accounts
       receivable and other assets                           8,621      (2,809)
- -------------------------------------------------------------------------------
      Net cash provided (absorbed) by operating activities  17,910      (6,075)
- -------------------------------------------------------------------------------

Cash provided (absorbed) by investing activities
  Proceeds from maturities and paydowns on
    Available for sale securities                           76,733      49,180
    Held to maturity securities                             24,138      22,166
  Proceeds from sales of
    Available for sale securities                          310,692     228,869
    Equity securities                                       11,819         102
  Purchases of
    Available for sale securities                         (277,962)   (237,103)
    Held to maturity securities                            (31,035)       (671)
    Equity securities                                       (6,668)        (38)
  Change in net loans made by bank subsidiaries            (17,166)    (27,230)
  Principal payments received on loans made by parent
    company and nonbank subsidiaries                           968       1,015
  Loans made to customers by nonbank subsidiaries           (1,643)     (2,515)
  Expenditures for property and equipment                   (1,646)     (4,025)
  Proceeds from sale of property and equipment                   _          12
  Sale proceeds and collections from other real estate and
    assets acquired in settlement of loans                   1,128       2,694
  Purchases of mortgage servicing contracts                    (50)        (82)
- -------------------------------------------------------------------------------
     Net cash provided by investing activities              89,308      32,374
- -------------------------------------------------------------------------------

Cash provided (absorbed) by financing activities
  Change in savings and demand deposits                   (207,719)     27,045
  Change in time deposits                                  (28,760)     49,436
  Change in short-term borrowings                           27,764     (15,688)
  Proceeds from issuance of common and treasury stock          157         352
  Purchase of treasury stock                                  (593)       (356)
  Dividends paid on common stock                            (1,897)     (1,421)
- -------------------------------------------------------------------------------
    Net cash provided (absorbed) by financing activities  (211,048)     59,368
- -------------------------------------------------------------------------------
   Net change in cash and cash equivalents                (103,830)     85,667
   Cash and cash equivalents at beginning of year          415,956     337,279
- -------------------------------------------------------------------------------
   Cash and cash equivalents at March 31                  $312,126    $422,946
===============================================================================
Additional cash flow information
  Interest paid                                            $22,581     $14,365
  Income tax paid (refunded)                                (1,508)          _
  Noncash items included in investing activities
    Net loans transferred to (from) other real estate
     and assets owned                                           99         (96)
    Loans made to finance the sale of other real estate
     and assets owned                                            _         120

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

     It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in Liberty's 1994 annual report on Form 10-K.


Note 2  Earnings Per Share

     Earnings per share are calculated using Liberty's weighted average common and common-equivalent shares (primarily stock options) outstanding during the periods. The weighted average number of shares used to compute primary and fully-diluted earnings per share are presented below.

- -------------------------------------------------------------------------------
March 31 (In thousands)                                   Three Months Ended
- -------------------------------------------------------------------------------
                                                             1995     1994
- -------------------------------------------------------------------------------
Weighted average shares outstanding
  Primary                                                   9,817    9,775
  Fully-diluted                                             9,817    9,775


                                  PART II
                             OTHER INFORMATION
           Item 4:  Submission of Matters to a Vote of Shareholders

     The 1995 Annual Meeting of Shareholders of Liberty Bancorp, Inc. was held April 19, 1995. The meeting included the election of members of the Board of Directors whose terms expired at the meeting. The members elected were Donald
L. Brawner, M.D., C.W. Flint, Jr., James L. Hall, Jr., Raymond H. Hefner, Jr., Herb Mee, Jr., V. Lee Powell, Jon R. Stuart, Clifton L. Taulbert and J. Otis Winters.. The vote for all nominees was as follows:

                  For                          Withhold Authority
                  ---                          ------------------
               7,207,163                              15,880

     Directors whose terms did not expire at the meeting and who continued in office were Thomas G. Donnell, Robert S. Ellis, M.D., William J. Fisher, Jr., C.W. Flint, Jr., Walter H. Helmerich, III, Joseph S. Jankowsky, John E. Kirkpatrick, Judy Z. Kishner, David L. Kyle, Edward C. Lawson, Jr., Charles E. Nelson, William G. Paul, Robert E. Torray and John S. Zink.

     Additionally, the shareholders voted to amend the 1990 Stock Option Plan by increasing the number of shares authorized for options from 525,000 to 705,000. The voting was as follows:

               For                    Against               Abstain
               ---                    -------               -------
            7,033,320                 176,130                13,593


Liberty Bancorp, Inc.
Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      LIBERTY BANCORP, INC.


                                      /s/Mischa Gorkuscha
                                      Mischa Gorkuscha
                                      Senior Vice-President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)

Dated: May 15, 1995