Form 10-K/A
period 1994-12-31
LIBERTY BANCORP INC /OK/
filed 1995-06-29
CIK 737287

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     As of March 30, 1995, Registrant had 9,473,569 shares of Common Stock outstanding.

     As of March 30, 1995, the aggregate market value of the Registrant's Common Stock held by nonaffiliates, was approximately $141.9 million.

DOCUMENTS INCORPORATED BY REFERENCE

     Information required by Part III of this Form is incorporated by reference from Registrant's Definitive Proxy Statement for its 1994 Annual Meeting of Shareholders.



                               LIBERTY BANCORP, INC.
                                  AMENDMENT NO. 1
                                        TO
                   FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1994

     The undersigned registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1994 as set forth below and in the pages attached hereto.

     Part IV, Item 14 - "Exhibits, Financial Statement Schedules, and Reports of Form 8-K" is amended to add as Exhibit 99.1 the attached copy of the Annual Report on Form 11-K of Liberty Bancorp, Inc. Profit Sharing, Salary Deferral and Employee Stock Ownership Plan for the fiscal year ended December 31, 1994, which is filed as an exhibit hereto pursuant to Rule 15d-21 under the Securities Exchange Act of 1934. Item 14, as amended, is set forth in full below.

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

Exhibit No.                            Description
- ------------------------------------------------------------------------------
3.1       Certificate of Incorporation of Liberty Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to Registrant's Form 8-B dated May 26,
          1992)
3.2       By-laws of Liberty Bancorp, Inc. (incorporated by reference to
          Exhibit 3.2 to Registrant's form 8-B dated May 26, 1992)
10.1 Copy of Lease Agreement between Liberty Bank and Trust Company of Oklahoma City, N.A. and Mid-America Plaza, Ltd. (incorporated by reference to Exhibit 9.75 to Liberty's Form 10-K for the year ended December 31, 1979)
10.2 Liberty Bancorp, Inc., 1990 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-B dated May 26, 1992)
10.3      Copy of documents relating to Liberty Bancorp, Inc. Executive
          Mortgage Assistance Plan (incorporated by reference to Exhibit
          10.21 to Amendment No. 1 to Liberty's Registration Statement on Form S-14, Registration No. 2-87751)
10.4 Copy of Memorandum of Lease entered into December 14, 1977, between First Place Corporation and Liberty Tulsa (incorporated by reference to Exhibit 10.4 to Registrant's Form 10-K for the year ended
          December 31, 1990)
10.7      Option to Purchase Common Stock between Registrant and Frank X.
          Henke, III (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to Registrant's Registration Statement on Form S-1,
          Registration No. 33-17239)
10.8      Management Incentive Bonus Plan (incorporated by reference to
          Exhibit 10.8 to Registrant's Form 10-K for the year ended December
          31, 1992)
10.9 Supplemental Executive Retirement Plan and Trust (incorporated by reference to Exhibit 10.9 to Registrant's Form 10-K for the year ended December 31, 1994)
10.10     Executive Severance Plan, as amended
21        Subsidiaries of Registrant
23.1      Consent of Arthur Andersen LLP
23.2      Consent of Ernst & Young LLP
24        Powers of Attorney
99.1 Annual Report on Form 11-K of Liberty Bancorp, Inc. Profit Sharing, Salary Deferral and Employee Stock Ownership Plan for the Year Ended December 31, 1994

- -----------------------------------------------------------------------------
Liberty Bancorp, Inc. will furnish to any shareholder a copy of any of the above exhibits upon the payment of $.25 per page. Any request should be sent to Corporate Secretary, Liberty Bancorp, Inc., P.O. Box 25848, Oklahoma City, Oklahoma 73125.


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

Liberty Bancorp, Inc.
(Registrant)

/s/Mischa Gorkuscha
- --------------------------
By Mischa Gorkuscha, Senior Vice President and Chief Financial Officer


Date:  June 29, 1995




                     EXHIBIT INDEX

Exhibit No.                            Description
- ------------------------------------------------------------------------------
 3.1      Certificate of Incorporation of Liberty Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to Registrant's Form 8-B dated May 26,
          1992)
 3.2      By-laws of Liberty Bancorp, Inc. (incorporated by reference to
          Exhibit 3.2 to Registrant's form 8-B dated May 26, 1992)
 10.1 Copy of Lease Agreement between Liberty Bank and Trust Company of Oklahoma City, N.A. and Mid-America Plaza, Ltd. (incorporated by reference to Exhibit 9.75 to Liberty's Form 10-K for the year ended December 31, 1979)
 10.2 Liberty Bancorp, Inc., 1990 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-B dated May 26, 1992)
 10.3     Copy of documents relating to Liberty Bancorp, Inc. Executive
          Mortgage Assistance Plan (incorporated by reference to Exhibit
          10.21 to Amendment No. 1 to Liberty's Registration Statement on Form S-14, Registration No. 2-87751)
 10.4 Copy of Memorandum of Lease entered into December 14, 1977, between First Place Corporation and Liberty Tulsa (incorporated by reference to Exhibit 10.4 to Registrant's Form 10-K for the year ended
          December 31, 1990)
 10.7     Option to Purchase Common Stock between Registrant and Frank X.
          Henke, III (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to Registrant's Registration Statement on Form S-1,
          Registration No. 33-17239)
 10.8     Management Incentive Bonus Plan (incorporated by reference to
          Exhibit 10.8 to Registrant's Form 10-K for the year ended December
          31, 1992)
 10.9 Supplemental Executive Retirement Plan and Trust (incorporated by reference to Exhibit 10.9 to Registrant's Form 10-K for the year ended December 31, 1994)
*10.10    Executive Severance Plan, as amended
 22       Subsidiaries of Registrant (incorporated by reference to Exhibit 22 to Registrant's Form 10-K for the year ended December 31, 1992)
*23.1     Consent of Arthur Andersen LLP
*23.2     Consent of Ernst & Young LLP
*24       Powers of Attorney
**99.1 Annual Report on Form 11-K of Liberty Bancorp, Inc. Profit Sharing, Salary Deferral and Employee Stock Ownership Plan for the Year Ended December 31, 1994

*   Previously filed
**  Filed herewith






                                  EXHIBIT 99.1



                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                    FORM 11-K



[ X ]     ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934                                           [FEE REQUIRED]

          For the fiscal year ended December 31, 1994.


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


          2.     Exhibit.  The following exhibit is filed with this Report:

           Exhibit No.       Description
           ----------        -----------
              23.1 Consent of Arthur Andersen LLP relating to the Liberty Bancorp, Inc. Profit Sharing, Salary Deferral and Employee Stock Ownership Plan.




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

                                    LIBERTY BANCORP, INC. PROFIT SHARING,
                                    SALARY DEFERRAL AND EMPLOYEE STOCK
                                    OWNERSHIP PLAN

                                    By:  /s/ Daniel L Shelton
                                         Daniel L. Shelton
                                         Chairman, Employee Benefits
                                         Administration Committee
Date:  June 29, 1995


          LIBERTY BANCORP, INC. PROFIT SHARING, SALARY DEFERRAL
                     AND EMPLOYEE STOCK OWNERSHIP PLAN

         INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES



                            FINANCIAL STATEMENTS


Report of Independent Public Accountants

Statements of Net Assets Available for Plan Benefits as of December 31, 1994 and 1993

Statement of Changes in Net Assets Available for Plan Benefits for the Year Ended December 31, 1994

Notes to Financial Statements



                           SUPPLEMENTAL SCHEDULES


	I. - Item 27a - Schedule of Assets Held for Investment Purposes as of December 31, 1994

	II. - Item 27d - Schedule of Reportable Transactions for the Year Ended December 31, 1994


All other schedules required by the Employee Retirement Income Security Act of 1974 and the regulations promulgated by the Department of Labor have been omitted since they are not applicable.



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Employee Benefit Administration Committee, Liberty Bancorp, Inc. Profit Sharing, Salary Deferral and Employee Stock Ownership Plan:

We have audited the accompanying statements of net assets available for plan benefits of the Liberty Bancorp, Inc. Profit Sharing, Salary Deferral and Employee Stock Ownership Plan (the "Plan") as of December 31, 1994 and 1993, and the related statement of changes in net assets available for plan benefits for the year ended December 31, 1994. These financial statements and supplemental schedules referred to below are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements and supplemental schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of the Liberty Bancorp, Inc. Profit Sharing, Salary Deferral and Employee Stock Ownership Plan as of December 31, 1994 and 1993, and the changes in its net assets available for plan benefits for the year ended December 31, 1994, in conformity with generally accepted accounting principles.

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



Oklahoma City, Oklahoma,
June 2, 1995


                                                  LIBERTY BANCORP, INC. PROFIT SHARING, SALARY DEFERRAL
                                                          AND EMPLOYEE STOCK OWNERSHIP PLAN


                                                   STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS
                                                                  DECEMBER 31, 1994
                                                                (Dollars in Thousands)



                              Inter-                                        Short                             Yield
                             mediate                  Zero         Aggres- Average  Managed                    and
                      Growth Maturity Money  Liberty Coupon         sive   Maturity Maturity                  Value
                      Equity  Income  Market  Stock   Bond   Loan  Equity   Income   Income  Deposit Balanced Equity Unallo-
                       Fund    Fund    Fund    Fund   Fund   Fund   Fund     Fund     Fund   Account   Fund    Fund   cated   Total
                      ------ -------- ------ ------- ------ ------ ------- -------- -------- ------- -------- ------ ------- -------
ASSETS:
- -------
Investments-
  Common stock of
    Liberty
    Bancorp, Inc.     $    -   $    - $    - $13,780 $    - $    -  $    -   $    -     $  -    $  -     $  -   $  -  $3,937 $17,717
  Pooled investment
    funds-
      Equity           4,205        -      -       -      -      -   1,816        -        -       -      468    562       -   7,051
      Fixed income         -    2,193      -       -      -      -       -    1,011      791       -      291      -       -   4,286
  Short-term invest-
    ments                 70       29  2,815       5      -      -      33       27       14       -       23     11       -   3,027
  U.S. Treasury
    securities             -      336      -       -  2,436      -       -        -        -       -        -      -       -   2,772
  Loans to
    participants           -        -      -       -      -  1,711       -        -        -       -        -      -       -   1,711
                      ------ -------- ------ ------- ------ ------ ------- -------- -------- ------- -------- ------ ------- -------
        Total
          investments  4,275    2,558  2,815  13,785  2,436  1,711   1,849    1,038      805       -      782    573   3,937  36,564
                      ------ -------- ------ ------- ------ ------ ------- -------- -------- ------- -------- ------ ------- -------
  Due from other
    funds                  6        3      4     233      -      -       2        1        1       -        5      -       -     255
  Interest and other
    receivables            -        8     13       -      -     20       -        -        -       -        -      -       -      41
  Contributions
    receivable             -        -      -     528      -      -       -        -        -       -        -      -       -     528
  Cash and cash
    equivalents          328      171      6       9      -      -     106        3        2       -        7     94       -     726
                      ------ -------- ------ ------- ------ ------ ------- -------- -------- ------- -------- ------ ------- -------
        Total assets   4,609    2,740  2,838  14,555  2,436  1,731   1,957    1,042      808       -      794    667   3,937  38,114
                      ------ -------- ------ ------- ------ ------ ------- -------- -------- ------- -------- ------ ------- -------
LIABILITIES:
  Notes payable            -        -      -       -      -      -       -        -        -       -        -      -   2,017   2,017
  Due to other funds       2        3      -       -      -     20       2        -        1       -        -      -     227     255
  Due to brokers           -        -      -       -      -      -       -       15        -       -       48      -       -      63
  Other payables           -        5      -       -      -      2       -        -        3       -        -      -       -      10
                      ------ -------- ------ ------- ------ ------ ------- -------- -------- ------- -------- ------ ------- -------
        Total
          liabilities      2        8      -       -      -     22       2       15        4       -       48      -   2,244   2,345
                      ------ -------- ------ ------- ------ ------ ------- -------- -------- ------- -------- ------ ------- -------
NET ASSETS AVAILABLE
  FOR PLAN BENEFITS   $4,607   $2,732 $2,838 $14,555 $2,436 $1,709  $1,955   $1,027     $804     $ -     $746   $667  $1,693 $35,769
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




                                               LIBERTY BANCORP, INC. PROFIT SHARING, SALARY DEFERRAL
                                                          AND EMPLOYEE STOCK OWNERSHIP PLAN


                                                   STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS
                                                                  DECEMBER 31, 1993
                                                                (Dollars in Thousands)



                              Inter-                                        Short                             Yield
                             mediate                  Zero         Aggres- Average  Managed                    and
                      Growth Maturity Money  Liberty Coupon         sive   Maturity Maturity                  Value
                      Equity  Income  Market  Stock   Bond   Loan  Equity   Income   Income  Deposit Balanced Equity Unallo-
                       Fund    Fund    Fund    Fund   Fund   Fund   Fund     Fund     Fund   Account   Fund    Fund   cated   Total
                      ------ -------- ------ ------- ------ ------ ------- -------- -------- ------- -------- ------ ------- -------
ASSETS:
- -------
Investments-
  Common stock of
    Liberty
    Bancorp, Inc.     $    -   $    - $    - $11,994 $    - $    -  $    -   $    -     $  -    $  -     $  -   $  -  $4,361 $16,355
  Pooled investment
    funds-
      Equity           4,333        -      -       -      -      -   1,496        -        -       -      132    411       -   6,372
      Fixed income         -    2,808      -       -      -      -       -      962      772       -       86      -       -   4,628
  Short-term invest-
    ments                 79       44  3,054      10      -      -      20       23       13       1        -      -       -   3,244
  U.S. Treasury
    securities             -        -      -       -  2,690      -       -        -        -      20        -      -       -   2,710
  Loans to
    participants           -        -      -       -      -  1,508       -        -        -       -        -      -       -   1,508
                      ------ -------- ------ ------- ------ ------ ------- -------- -------- ------- -------- ------ ------- -------
        Total
          investments  4,412    2,852  3,054  12,004  2,690  1,508   1,516      985      785      21      218    411   4,361  34,817
                      ------ -------- ------ ------- ------ ------ ------- -------- -------- ------- -------- ------ ------- -------
  Receivable from
    plan of acquired
    entity                 -        -      -       -      -     27       -        -        -      53        -      -       -      80
  Contributions
    receivable            21       10     10       7      -      -      10        3        4       -        -      -       -      65
  Interest and other
    receivables            -        -      8      12      -     24       -        -        -       -        -      -       -      44
  Due from other
    funds                  7        3     10     130      -      -       2       24        1       8        -      -       -     185
  Cash and cash
    equivalents          458      104      -      74      -      -       2        -        1      97        -      -      55     791
                      ------ -------- ------ ------- ------ ------ ------- -------- -------- ------- -------- ------ ------- -------
        Total assets   4,898    2,969  3,082  12,227  2,690  1,559   1,530    1,012      791     179      218    411   4,416  35,982
                      ------ -------- ------ ------- ------ ------ ------- -------- -------- ------- -------- ------ ------- -------
LIABILITIES:
  Notes payable            -        -      -       -      -      -       -        -        -       -        -      -   2,438   2,438
  Due to other funds       3        1      8       1      -     20       -        -        1      96        -      -      55     185
  Due to brokers           -        -      -       -      -      -      86       97        7       -      218    411       -     819
  Other payables           6        2      -       -      -      2       -        2        -       -        -      -       -      12
                      ------ -------- ------ ------- ------ ------ ------- -------- -------- ------- -------- ------ ------- -------
        Total
          liabilities      9        3      8       1      -     22      86       99        8      96      218    411   2,493   3,454
                      ------ -------- ------ ------- ------ ------ ------- -------- -------- ------- -------- ------ ------- -------
NET ASSETS AVAILABLE
  FOR PLAN BENEFITS   $4,889   $2,966 $3,074 $12,226 $2,690 $1,537  $1,444     $913     $783     $83     $  -   $  -  $1,923 $32,528
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



                                           LIBERTY BANCORP, INC. PROFIT SHARING, SALARY DEFERRAL
                                                     AND EMPLOYEE STOCK OWNERSHIP PLAN

                                       STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS
                                                   FOR THE YEAR ENDED DECEMBER 31, 1994
                                                         (Dollars in Thousands)


                         Inter-                                           Short                             Yield
                         mediate                     Zero         Aggres- Average  Managed                    and
                 Growth  Maturity  Money   Liberty  Coupon         sive   Maturity Maturity                  Value
                 Equity   Income   Market   Stock    Bond   Loan  Equity   Income   Income  Deposit Balanced Equity Unallo-
                  Fund     Fund     Fund     Fund    Fund   Fund   Fund     Fund     Fund   Account   Fund    Fund   cated    Total
                 ------- -------- ------- -------- ------- ------ ------- -------- -------- ------- -------- ------ ------- --------
Employee contri-
 butions (Notes
 1 and 5)        $  539  $  271   $  244  $   340  $   38  $    -  $  343 $    88  $  146   $ (65)  $  318   $  74  $    -  $ 2,336
Employer contri-
 butions (Notes
 1 and 5)             -       -        -    1,082       -       -       -       -       -       -        -       -     624    1,706
Dividend income       -       -        -      274       -       -       -       -       -       -        -       6      89      369
Interest income       4      13      118        3      72     108       2       1       1       2        1       1       1      327
Net unrealized
 gain (loss) on
 investments         98     (40)       -      312    (143)      -     103      27     (13)      -       10      (5)    153      502
Net realized
 gain (loss) on
 investments        (15)    (15)       -      132     (75)      -       6       2      (3)      -        1       2       -       35
Other receipts        -       -        -      120       -       3       -       -       -       -        -       -      14      137
                 ------- -------- ------- -------- ------- ------ ------- -------- -------- ------- -------- ------ ------- --------
Total additions     626     229      362    2,263    (108)    111     454     118     131     (63)     330      78     881    5,412
                 ------- -------- ------- -------- ------- ------ ------- -------- -------- ------- -------- ------ ------- --------

Distributions to
 terminating and
 withdrawing
 participants       282     109      258      926      25       -     116     222      38       -       16       5       -    1,997
  Less -
   Forfeitures
   (Note 1)           -       -        -      (30)      -       -       -       -       -       -        -       -       -      (30)
Interest expense
 on notes pay-
 able (Note 7)        -       -        -        -       -       -       -       -       -       -        -       -     202      202
Other
 disbursements        -       -        -        -       -       -       -       -       -       2        -       -       -        2
                 ------- -------- ------- -------- ------- ------ ------- -------- -------- ------- -------- ------ ------- --------
Total deductions    282     109      258      896      25       -     116     222      38       2       16       5     202    2,171
                 ------- -------- ------- -------- ------- ------ ------- -------- -------- ------- -------- ------ ------- --------
Net increase
 (decrease) in
 net assets         344     120      104    1,367    (133)    111     338    (104)     93     (65)     314      73     679    3,241

Net transfers
 between funds     (626)   (354)    (340)     962    (121)     61     173     218     (72)    (18)     432     594    (909)       -

NET ASSETS
 AVAILABLE FOR
 PLAN BENEFITS,
 beginning of
 year             4,889   2,966    3,074   12,226   2,690   1,537   1,444     913     783      83        -       -   1,923   32,528
                 ------- -------- ------- -------- ------- ------ ------- -------- -------- ------- -------- ------ ------- --------
NET ASSETS
 AVAILABLE FOR
 PLAN BENEFITS,
 end of year     $4,607  $2,732   $2,838  $14,555  $2,436  $1,709  $1,955  $1,027    $804     $ -     $746    $667  $1,693  $35,769
                 ======= ======== ======= ======== ======= ====== ======= ======== ======== ======= ======== ====== ======= ========

The accompanying notes are an integral part of this financial statement.


            LIBERTY BANCORP, INC. PROFIT SHARING, SALARY DEFERRAL
                      AND EMPLOYEE STOCK OWNERSHIP PLAN


                        NOTES TO FINANCIAL STATEMENTS

                         DECEMBER 31, 1994 AND 1993



1. DESCRIPTION OF PLAN:

The Liberty Bancorp Inc. Profit Sharing, Salary Deferral and Employee Stock Ownership Plan (the "Plan") is a defined contribution plan in which eligible employees of Liberty Bancorp, Inc. ("Liberty") and its subsidiaries (collectively referred to as the "Company") may participate. Contributions are currently deposited with the Liberty Bank and Trust Company, N.A. of Oklahoma City ("Liberty OKC"), a subsidiary of Liberty Bancorp, Inc. The Plan is administered by the Employee Benefit Administration Committee appointed by the Board of Directors of the Company. All expenses incurred in the administration of the Plan may be paid by the Company; however, the Company is not obligated to do so. All significant administrative expenses incurred during 1994 were paid by the Company.

Employees may elect to defer a portion of their compensation for contribution into the Plan by the Company. These elective deferrals may not exceed the lesser of $9,240 annually or the maximum contribution percentage of a participant's annual base salary as determined by the Employee Benefit Administration Committee. Each participant must designate that their contributions be invested in any one, or more, of several investment options (see Note 2). Participants may change their investment options each January 1, April 1, July 1 and October 1 upon prior written notification to the Employee Benefit Administration Committee.

All Company contributions, both matching and profit sharing, are discretionary and are allocated to participants semi-annually. Company matching contributions, net of forfeitures, are allocated based upon percentages of participants' elective deferrals and years of service. Forfeitures under the Plan provisions are used to reduce Company contributions in the current year. Company contributions greater than the matching contributions (referred to as profit sharing contributions) are allocated based upon each participant's total compensation. The Company made a profit sharing contribution of $880,000 for 1994. All Company contributions, other than those used to pay principal and interest on the Plan's debt (see Note 7), are invested in Liberty Common Stock ("Liberty Stock Fund"). The earnings in each fund are allocated semi-annually to participants with account balances in the funds in accordance with Plan provisions. The participants' share of Company contributions and related earnings vest at the rate of 20% for each year of service (defined as 1,000 hours of service in any fiscal year) after two years of service have been rendered. Vesting credit is given for hours of service, as defined in the Plan, subsequent to eligibility. At the discretion of the participant, vested benefits are payable in one of several methods upon termination of employment or certain hardships.

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

2. INVESTMENT OPTIONS:

The following investment options are available under the Plan:

  * The Growth Equity Fund consists primarily of units of participation in Pooled Fund A, administered by Liberty OKC, as Trustee. Pooled Fund A investments are comprised principally of equity securities. At December 31, 1994 and 1993, there were 739 and 771 participants, respectively, in this fund.

  * The Intermediate Maturity Income Fund consists primarily of units of participation in Pooled Fund B, administered by Liberty OKC, as Trustee. Pooled Fund B investments are comprised of fixed income securities, principally corporate bond obligations, government obligations and real estate mortgages. At December 31, 1994 and 1993, there were 508 and 570 participants, respectively, in this fund.

  * The Money Market Fund consists of interest-bearing savings and money market accounts, certificates of deposit and other short-term cash equivalent investments designated by the Employee Benefit Administration Committee. At December 31, 1994 and 1993, there were 1,849 and 1,682 participants, respectively, in this fund.

  * The Liberty Stock Fund consists primarily of investments in common stock of Liberty. Short-term investments may also be made by Liberty OKC, as Trustee. As of December 31, 1994 and 1993, there were 1,849 and 1,682 participants, respectively, in this fund.

  * The Zero Coupon Bond Fund consists of investments made by Liberty OKC, as Trustee, in zero coupon bonds. This fund is composed of amounts distributed from Liberty OKC's pension plan which was terminated August 1, 1984, and is not available for contributions. As of December 31, 1994 and 1993, there were 81 and 85 participants, respectively, in this fund.

  * The Loan Fund was established in 1990 to account for loans to participants. Participants are allowed to borrow up to one-half of their vested account balance subject to limitations as set forth in the Plan. As of December 31, 1994 and 1993, there were 316 and 274 participants, respectively, with loans against their accounts.

  * The Aggressive Equity Fund consists primarily of investments in common stocks designated by Liberty Bank and Trust Company of Tulsa, N.A. ("Liberty, Tulsa"), as Trustee. The objective of the fund is to seek long-term capital growth. As of December 31, 1994 and 1993, there were 467 and 376 participants, respectively, in this fund.

  * The Short Average Maturity Fund invests in a diversified portfolio of high-quality cash equivalents, bonds and similar debt securities with maturities of two years or less designated by Liberty, Tulsa, as Trustee. As of December 31, 1994 and 1993, there were 215 and 201 participants, respectively, in this fund.

  * The Managed Maturity Income Fund invests in a diversified portfolio of high-quality bonds and similar debt securities designated by Liberty, Tulsa, as Trustee. As of December 31, 1994 and 1993, there were 299 and 286 participants, respectively, in this fund.

  * The Balanced Fund was established in January, 1994 and attempts to earn a relatively stable return over periods greater than five years by diversifying investments among the other available funds, primarily equity and income funds. As of December 31, 1994, there were 174 participants in this fund.

  * The Yield and Value Equity Fund will attempt to earn a total return through a combination of current income and long-term capital growth over periods greater than five years by investing in stocks of large companies.


  * The Unallocated Fund was established in October 1988 to account for the shares of Liberty common stock purchased in October 1988 and the related note payable to Liberty (see Note 7).

The funds listed above are entirely participant directed except for the Liberty Stock Fund which consists of participant directed investments and Company directed investments as follows (dollars in thousands):

                                          Liberty Stock Fund
                              -------------------------------------------
                              Participant      Company
                               Directed        Directed          Total
                              -----------    ------------    ------------
1994
- ----
     Market value                 $ 2,238        $ 11,542        $ 13,780
     Shares                        78,452         404,634         483,086

1993
- ----
     Market value                 $ 1,978        $ 10,016        $ 11,994
     Shares                        72,036         364,895         436,931

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

Effective December 1, 1993, Liberty transferred employees of an acquired entity from their previously existing plan to the Plan. As of December 31, 1993, all of the related assets had not been received by the Plan and were reflected as a receivable from the acquired entity's plan in the accompanying statement of net assets available for plan benefits. All of the related assets had been received by December 31, 1994. No acquisitions were made during 1994.

4. INVESTMENTS

The Plan's investments are carried at market value. Purchases and sales of securities are recorded on a trade-date basis. Investments that represent five percent or more of the Plan's net assets are separately identified in the accompanying statements.

During 1994, the Plan's investments (including investments bought, sold and held during the year) appreciated in value by approximately $537,000 as follows:

                                               Realized       Unrealized
                                             Appreciation    Appreciation
                                            (Depreciation)  (Depreciation)
                                            --------------  --------------
                                                (Dollars in thousands)

Common stock of Liberty Bancorp, Inc.            $131            $465
Common Stock of others                             (2)              -
Pooled investment funds:
  Equity                                           (5)            208
  Fixed                                           (15)            (27)
U.S. Treasury securities                          (75)           (143)
                                            --------------  --------------
Net change in market value                       $ 34            $503
                                            ==============  ==============

5. CONTRIBUTIONS:

Employer contributions during 1994 totaled $1,706,000. Approximately $30,000 of this amount was funded through amounts forfeited by participants that was used to reduce the employer's contributions. Employee contributions during 1994 totaled $2,336,000.

The Company has the option of making its contributions to the Plan in the form of Liberty common stock or cash. As a result of this option, 23,682 shares of such stock, with an aggregate market value of approximately $733,000 at the dates of contribution were contributed to the Plan in 1994.

Included in the Company's contributions for 1994 were cash contributions of approximately $202,000, made by Liberty to cover interest expense on the note payable to Liberty (see Note 7). These contributions, although not mandated, were made at the direction of the Board of Directors of the Company. Employee contributions include rollovers from employees' participation in other plans at previous employers. Rollover contributions totaled approximately $379,000 in 1994.

6. DISTRIBUTIONS TO PARTICIPANTS:

Terminating participants with vested benefits exceeding $3,500 may defer distribution of their benefits until age seventy and one-half. Investments relating to these participants remain in the Plan until they are distributed. At December 31, 1994 and 1993, the net assets attributable to the vested benefits of terminated participants of the Plan totaled approximately $6,998,000 and $4,975,000, respectively.

7. NOTE PAYABLE TO LIBERTY BANCORP, INC.:

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

8. LOANS TO PARTICIPANTS:

Loan activity was as follows (dollars in thousands):

                                           1994
                                         -------
Balance at beginning of year             $ 1,508

      New loans                            1,386
      Loans transferred from
        acquired entity's plan                30
      Principal repayments                (1,213)
                                         -------
Balance at end of year                   $ 1,711
                                         =======
Interest applicable to these loans during 1994 was approximately $108,000.


                                            LIBERTY BANCORP, INC. PROFIT SHARING, SALARY DEFERRAL
                                                     AND EMPLOYEE STOCK OWNERSHIP PLAN

                                         ITEM 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
                                                         AS OF DECEMBER 31, 1994
                                                          (Dollars in Thousands)

                                                            Description of investment
              Identity of issuer, borrower,             including maturity date, rate of                                Current
(a)*  (b)      lessor or similar party        (c)  interest, collateral, par or maturity value         (d)  Cost   (e)   Value
- -------------------------------------------------------------------------------------------------------------------------------
       POOLED INVESTMENT FUNDS - EQUITY:
*        Employee Benefit Growth Equity Fund    Commingled Equity Funds -  7,238 shares                  $ 3,552       $ 4,360
         Employee Benefit Aggressive
           Equity Fund                          Commingled Equity Funds - 23,549 shares                    1,821         1,973
         Employee Benefit Yield and Value
           Equity Fund                          Commingled Equity Funds - 71,064 shares                      725           718
                                                                                                         -------       -------
                                                                                                           6,098         7,051
                                                                                                         -------       -------
       POOLED INVESTMENT FUNDS - FIXED INCOME:
*        Employee Benefit Intermediate
           Maturity Income Fund                 Commingled Fixed Funds - 32,736 shares                     2,069         2,308
         Employee Benefit Short Average
           Maturity Income Fund                 Commingled Fixed Funds - 55,982 shares                       989         1,033
         Employee Benefit Managed
           Maturity Income Fund                 Commingled Fixed Funds - 36,649 shares                       925           945
                                                                                                         -------       -------
                                                                                                           3,983         4,286
                                                                                                         -------       -------
       SHORT TERM INVESTMENTS:
         Short Term Investments Company         Prime Portfolio Money Market Investments -
                                                   3,027,003 shares                                        3,027         3,027
                                                                                                         -------       -------
       COMMON STOCK:
*        Liberty Bancorp, Inc.                  Common Stock - 621,100 shares                             10,485        17,717
                                                                                                         -------       -------
       LOANS TO PARTICIPANTS:
*        Various Plan Participants              Liberty loans payable monthly                              1,711         1,711
                                                                                                         -------       -------



       U.S. TREASURY SECURITIES:
           United States Treasury               Treasury Notes - 75     shares, 6.5% due 5/15/97         $    75       $    73
           United States Treasury               Treasury Notes - 75     shares, 5.25% due 7/31/98             71            69
           United States Treasury               Treasury Notes - 75     shares, 6.75% due 6/30/99             75            72
           United States Treasury               Treasury Notes - 75     shares, 7.75% due 2/15/01             78            75
           United States Treasury               Treasury Notes - 50     shares, 7.25% due 5/15/04             50            48
           United States Treasury               Zero Coupon Bonds - U.S. Treasury Backed due 2/15/95          73           228
           United States Treasury               Zero Coupon Bonds - U.S. Treasury Backed due 2/15/96          37           123
           United States Treasury               Zero Coupon Bonds - U.S. Treasury Backed due 2/15/97          63           215
           United States Treasury               Zero Coupon Bonds - U.S. Treasury Backed due 2/15/98          22            77
           United States Treasury               Zero Coupon Bonds - U.S. Treasury Backed due 2/15/99         131           382
           United States Treasury               Zero Coupon Bonds - U.S. Treasury Backed due 2/15/00          76           297
           United States Treasury               Zero Coupon Bonds - U.S. Treasury Backed due 2/15/01          50           202
           United States Treasury               Zero Coupon Bonds - U.S. Treasury Backed due 2/15/02          14            58
           United States Treasury               Zero Coupon Bonds - U.S. Treasury Backed due 2/15/03          25           110
           United States Treasury               Zero Coupon Bonds - U.S. Treasury Backed due 2/15/04          12            55
           United States Treasury               Zero Coupon Bonds - U.S. Treasury Backed due 2/15/05          69           315
           United States Treasury               Zero Coupon Bonds - U.S. Treasury Backed due 2/15/06           4            20
           United States Treasury               Zero Coupon Bonds - U.S. Treasury Backed due 2/15/07          28           135
           United States Treasury               Zero Coupon Bonds - U.S. Treasury Backed due 2/15/08           3            13
           United States Treasury               Zero Coupon Bonds - U.S. Treasury Backed due 2/15/09          41           205
                                                                                                         -------       -------
                                                                                                             997         2,772
                                                                                                         -------       -------
             Total assets held for
               investment purposes                                                                       $26,301       $36,564
                                                                                                         =======       =======

*  Party-in-interest


                                      LIBERTY BANCORP, INC. PROFIT SHARING, SALARY DEFERRAL
                                                 AND EMPLOYEE STOCK OWNERSHIP PLAN


                                          ITEM 27d - SCHEDULE OF REPORTABLE TRANSACTIONS

                                                FOR THE YEAR ENDED DECEMBER 31, 1994
                                                       (Dollars in Thousands)


                                                                            Expenses
                                                                            Incurred
                                                                               in                     Current
Number                                                                     Connection                Value of
  of                                                                          with                   Asset on
Trans-  Identity of Party Description of  Purchase    Selling      Lease     Trans-      Cost of    Transaction     Net Gain
actions (a) Involved      (b)  Asset      (c)Price    (d)Price   (e)Rental  (f)action   (g)Asset      (h)Date     (I) or (Loss)
- ------- ----------------- -------------- ----------  ----------  ---------  ----------  ----------  ------------  -------------
        Purchases:

  651   Short-term        Short-term       $8,305      $    -      $-         $-          $    -      $8,305         $     -
          Investments       Money Market
          Company Prime     Instruments
          Portfolio


   20   Employee Benefit    Commingled        949           -       -          -               -         949               -
          Growth              Equity
          Equity Fund         Funds
                              Growth
                            Equity Funds
          Sales:

  473   Short-term          Short-term          -       8,520       -          -           8,520      $8,520               -
          Investments       Money Market
          Company Prime     Instruments
          Portfolio

   10   Employee Benefit    Commingled          -       1,058       -          -           1,074       1,058             (16)
          Growth              Equity
          Equity Fund         Funds
                              Growth
                            Equity Funds



                                EXHIBIT 23.1

                  CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation by reference into Form S-8 Registration Statement No. 33-28760 of our report dated
June 2, 1995 included in this Form 11-K for the Liberty Bancorp, Inc. Profit
Sharing, Salary Deferral and Employee Stock Ownership Plan for the fiscal year ended December 31, 1994.


                                             ARTHUR ANDERSEN LLP


Oklahoma City, Oklahoma
June 29, 1995


















