Form 10-Q
period 1995-06-30
LIBERTY BANCORP INC /OK/
filed 1995-08-14
CIK 737287

FINANCIAL HIGHLIGHTS                                      Liberty Bancorp, Inc.
-------------------------------------------------------------------------------
June 30                               Six Months Ended       Three Months Ended
(In thousands, except per share data) 1995        1994         1995        1994
-------------------------------------------------------------------------------
For the Second Quarter
  Total revenues                 $119,341     $96,347    $  60,008   $  49,082
  Net interest income              40,650      38,346       21,612      19,110
  Provision for loan losses             _           _            _           _
  Trust fees                        7,768       8,170        3,824       4,010
  Mortgage banking income           3,004       3,390        1,486       1,625
  Other noninterest income         22,314      18,200       10,114       9,318
  Noninterest expense              56,154      56,229       28,068      28,004
  Income before provision
    for income taxes               17,582      11,877        8,968       6,059
  Provision for income taxes        5,578       1,768        2,869         902
  Net income                       12,004      10,109        6,099       5,157
  Per share data _ primary
     and fully-diluted
    Net income                       1.22        1.03          .62         .53
    Cash dividends declared           .40         .30          .20         .15
-------------------------------------------------------------------------------
At June 30
 Loans                         $1,279,336  $1,076,327   $1,279,336  $1,076,327
 Earning assets                 2,237,376   2,207,272    2,237,376   2,207,272
 Assets                         2,702,864   2,661,836    2,702,864   2,661,836
 Deposits                       2,089,971   2,144,149    2,089,971   2,144,149
 Total shareholders' investment   252,956     225,299      252,956     225,299
 Book value per common share        26.68       23.76        26.68       23.76
-------------------------------------------------------------------------------
Average Year-to-Date Balances
 Earning assets                $2,320,676  $2,195,433   $2,317,935  $2,188,645
 Assets                         2,726,040   2,586,804    2,718,312   2,575,695
 Deposits                       2,211,397   2,106,393     2,205,82   2,096,525
 Total shareholders' investment   244,681     227,083      249,725     225,172
-------------------------------------------------------------------------------
Ratios
  Capital ratios
    Leverage                         8.49%       8.24%        8.49%       8.24%
    Risk-based                      14.38       15.23        14.38       15.23
  Average shareholders' investment
    as a % of average total assets   8.98        8.78         9.19        8.74
  Average earning assets as
    a % of average total assets     85.13       84.87        85.27       84.97
  Rate of return on
     Average earning assets          1.04         .93         1.06         .95
     Average total assets             .89         .79          .90         .80
     Average total shareholders'
       investment                    9.89        8.98         9.80        9.19
  Dividend payout ratio             32.79       29.13        32.26       28.30
  Operating efficiency ratio        81.51       81.70        78.34       81.09


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

     Liberty has twenty nine full-service banking locations in Oklahoma from which it provides its financial services. These locations are in Oklahoma City, Tulsa, Edmond, Norman, Choctaw, Jenks, Harrah and Midwest City. In addition, it has three limited service detached drive-in facilities in Oklahoma City, Tulsa and Norman. Liberty Mortgage Company ("LMC") conducts residential mortgage operations from the main Liberty Oklahoma City location and two Liberty banking centers including one location in Oklahoma City and one in Tulsa. Commercial mortgage operations are available at the main bank location of Liberty Oklahoma City and an LMC branch in Tulsa.

     The banking industry, both locally and nationally, is experiencing an expansion and consolidation trend which most likely will continue to present acquisition opportunities. Liberty will systematically evaluate these possibilities for the acquisition of smaller institutions as well as potential combinations with larger institutions to determine whether they may offer the potential for further enhancing shareholder value and otherwise meeting Liberty's corporate objectives..

     This Financial Review should be read in conjunction with the consolidated financial statements, notes to the consolidated financial statements and the supplemental statistical and financial data presented elsewhere in this report.

General Conditions and Performance Summary:
First Six Months of 1995 Compared to First Six Months of 1994

     For the first six months of 1995, Liberty reported net income of $12.0 million or $1.22 per common share. This compares to net income of $10.1 million or $1.03 per common share for the first six months of 1994. Net income for the first six months of 1995 included net gains on the sale of securities totaling $6.0 million before income tax and an increase in the effective income tax rate as discussed below under "Income Taxes."

Net Interest Income

     On a tax-equivalent basis, net interest income increased $2.3 million or 5.7% in the first six months of 1995 to $41.8 million compared to $39.6 million for the first six months of 1994. The increase is primarily due to the continued increase in loan levels as well as a decrease in lower-yielding taxable securities and interest collected on nonaccrual loan payoffs. The net interest margin for the first six months of both 1995 and 1994 was 3.64%.

     Tax-equivalent interest income increased $19.6 million to $87.4 million for the first six months of 1995 compared to $67.8 million in the same period of 1994 due primarily to the increase in loan volumes and interest rates.
Since the end of the second quarter in 1994, the national prime interest rate has increased 175 basis points. Liberty's average loans increased $225 million and its yield on loans increased from 7.5% to 8.9%. Funding for the increased loan levels was provided by investment securities sales and maturities not reinvested and by increased interest-bearing deposit levels. Securities averaged $101 million below the first six months of 1994 but the yield improved 99 basis points from 5.3% to 6.3% as maturities not used to fund the increased loan demand were invested in higher yielding securities. These yield and volume mix changes resulted in the yield on average earning assets increasing from 6.2% in 1994 to 7.6% in 1995.

     Total interest expense increased $17.4 million to $45.6 million for the first six months of 1995 compared to $28.2 million for the same period in 1994. This increase was attributable to the higher interest rates on all fund sources, the $157.6 million higher average interest-bearing deposit level, and $52.6 million lower average noninterest-bearing deposits. The average deposit increases occurred primarily in the money market account deposits and also in large deposit liabilities especially where some maturities have been extended. As a result, Liberty's cost of funds increased from 3.4% in 1994 to 4.9% in 1995.

Noninterest Income

     Noninterest income for the first six months of 1995 increased $3.3 million or 11.2% from the first six months of 1994. The largest factor of this increase was in net securities gains which increased $5.5 million due to sales of equity and available for sale securities in 1995. Net securities gains for the first six months of 1995 totaled $6.0 million compared to $489 thousand for the same period of 1994. Other changes from the first six months of 1994 included loan fees, which decreased $467 thousand, trust fees, which decreased $402 thousand, and mortgage banking income, which decreased $386 thousand. Other noninterest income decreased $891 thousand, primarily due to a gain on mortgage servicing recognized in the second quarter of 1994.

Noninterest Expense

     Noninterest expense (excluding net income from the operation of OREO, which is discussed separately below in "Reserve for Other Real Estate and Assets Owned") decreased $442 thousand or .77% to $56.8 million for the first six months of 1995 compared to $57.3 million for the same period one year ago. The largest decrease was in salaries and employee benefits which decreased $1.9 million or 7.0% in 1995, primarily due to employee count reductions in the latter half of 1994.

     Professional and other service expenses decreased $679 thousand or 16.1%, largely as a result of reductions in the use of temporary employee services. Equipment expense increased $496 thousand or 11.1% due to increased depreciation on new data processing and other equipment. Other noninterest expense increased $1.0 million or 17.7%. Included in this increase were provisions for $1.8 million to cover expenses related to anticipated payments, settlements and costs of various matters, including legal proceedings which occurred in the ordinary course of business. This provision is offset by decreases in expenses for software, telephone service and employee education and training.

     Liberty's operating efficiency ratio for the first six months of 1995 was 81.5% compared to 81.7% in 1994. The operating efficiency ratio is defined as noninterest expense as a percent of net interest income on a tax equivalent basis plus noninterest income less security gains or losses.

Income Taxes

     Liberty recorded $5.6 million in income tax expense (32% effective tax rate) for the first six months of 1995 compared with $1.8 million (15% effective tax rate) during the same period of 1994. The increase in income taxes was due to the recognition in the third quarter of 1994 of future benefits to be realized from remaining net operating loss carryforwards. Prior to the third quarter of 1994, a valuation allowance had been provided equal to Liberty's net operating loss carryforwards. Benefits associated with these net operating loss carryforwards, prior to third quarter 1994, were recognized when realized. In the third quarter of 1994, the valuation allowance was removed based on Liberty's estimate that it was more likely than not that sufficient taxable income would be generated to allow Liberty to utilize its remaining net operating loss carryforwards. It is estimated that future effective income tax rates will approximate the statutory rate less the effects of permanent differences, primarily tax-exempt interest income.

Performance Summary:  Second Quarter of 1995
Compared to Second Quarter 1994

     During the second quarter of 1995 the Company reported net income of $6.1 million or $.62 per common share compared to net income of $5.2 million or $.53 per share for the second quarter of 1994. The primary changes between periods were in net interest income, net securities gains and the provision for income taxes.

Net Interest Income

     On a tax-equivalent basis, net interest income for the second quarter of 1995 increased $2.5 million or 12.8% to $22.2 million from $19.7 million in the second quarter of 1994. The tax-equivalent net interest margin was 3.84% for the second quarter of 1995 compared to 3.61% for the same period one year ago.

     Tax-equivalent interest income increased $10.5 million to $45.2 million for the second quarter of 1995 compared to $34.7 million in the same period of 1994 due primarily to increased interest rates, a $228.1 million increase in average loans and approximately $1.1 million of interest income collected from the payoff of certain nonaccrual loans. The yield on average earning assets increased from 6.36% to 7.82% primarily due to factors as mentioned in the year-to-date analysis.

     Total interest expense amounted to $23.0 million for the second quarter of 1995 compared to $15.0 million in the same period of 1994, primarily reflecting higher levels of interest-bearing liabilities and higher interest rates as described in the year-to-date analysis. The cost of funds increased to 4.99% in the second quarter of 1995 from 3.52% the previous year.

Noninterest Income

     Noninterest income increased $471 thousand or 3.2% in the second quarter of 1995 compared to the second quarter of 1994, primarily due to $1.8 million in net securities gains compared to $101 thousand in 1994. These gains were offset by decreases in loan fees, trust fees, trading account profits and commissions and mortgage banking income. Other noninterest income also decreased $946 thousand due a $1.1 million gain on the sale of mortgage servicing rights realized in the second quarter of 1994.

Noninterest Expense

     Noninterest expense remained essentially the same during the second quarter 1995 as compared the same period in 1994. Salaries and employee benefits declined $1.0 million or 7.6% due to employee count reductions in the latter half of 1994. Offsetting this savings, other noninterest expense increased $774 thousand, primarily due to a $940 thousand provision to cover expenses related to anticipated payments, settlements and cost of various matters, including legal proceedings, incurred in the ordinary course of business.

Credit Risk Management

     Nonperforming assets include nonperforming loans and other real estate and assets owned net of reserves. Total nonperforming assets have decreased $6.1 million or 36.2% since year-end 1994. The level at June 30, 1995 of $10.8 million is $7.0 million or 39.5% less than the $17.8 million of nonperforming assets one year ago. At June 30, 1995, total nonperforming assets were .92% of total loans and other real estate and assets owned and .44% of total assets.

     Nonperforming loans decreased by $4.1 million or 35.2% since December 31, 1994 and decreased by $3.4 million or 31.0% from one year earlier. Of the nonperforming loans at June 30, 1995, 54% were real estate-related. Nonperforming loans at June 30, 1995 were $7.5 million, representing .59% of total loans.

Reserve for Loan Losses

     The reserve for loan losses at June 30, 1995 was 242.5% of total nonperforming loans and 1.4% of total loans. No provisions for loan losses were made during the first six months of 1995 or 1994. The following table summarizes the reserve for loan loss activity for the first six months of 1995 and 1994:

-------------------------------------------------------------------------------
Reserve for Loan Losses
-------------------------------------------------------------------------------
(In thousands)                                    1995                 1994
-------------------------------------------------------------------------------
Balance at January 1                             $19,081              $19,986
Additions
  Recoveries                                         528                  744
  Provisions                                           _                    _
Less _ Charge-offs                                (1,443)                (913)
-------------------------------------------------------------------------------
Balance at June 30                               $18,166              $19,817
===============================================================================


Other Real Estate and Assets Owned

     Net OREO decreased $2.0 thousand or 38.3% since year-end 1994 and $3.7 million or 52.8% from June 30, 1994. These reductions have primarily been the result of sales. Net OREO at June 30, 1995 was $3.3 million. Net income from the operation of OREO, exclusive of the provision for losses, amounted to $679 thousand and $1.0 million for the first six months of 1995 and 1994, respec-tively. The results of the operation of OREO include operating income generated and gains from the sale of OREO properties, reduced by expenses related to the operation of OREO. Included in income from the operation of OREO for the six months ended June 30, 1995 are $729 thousand in gains from the sale of OREO and $76 thousand of other gross income on OREO properties. This compares with gains of $1.2 million and other gross income of $138 thousand for the first six months of 1994.

     The following table illustrates the changes in the reserve for the first six months of 1995 and 1994:

-------------------------------------------------------------------------------
Reserve for Losses on Other Real Estate and Assets Owned
-------------------------------------------------------------------------------
(In thousands)                                        1995               1994
-------------------------------------------------------------------------------
Balance at January 1                                 $1,042             $2,521
Provisions for losses                                     _                  _
Charge-offs                                             (50)              (943)
-------------------------------------------------------------------------------
Balance at June 30                                   $  992             $1,578
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

     As a result of increased holdings of loans and marketable investment securities, Liberty was a net purchaser of federal funds and securities under repurchase agreements averaging $80.0 million for the first six months of 1995 compared to $80.8 million for the same period in 1994.

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

     The net interest margin of Liberty has been impacted by an increase in interest rates, as experienced in the past year and through the second quarter of 1995. Because Liberty is liability sensitive, in the short-term its li-abilities reprice at the higher rates sooner than its assets. As such, the net interest margin is narrowed as liabilities are repriced or mature. However, the increase in liability rates, particularly in a increasing rate environment, may not increase as much as asset rates depending on the timing of the decision to increase consumer deposit rates. Liberty monitors its interest-sensitivity pos-ture on a continuing basis to ensure that interest rate changes do not create a material adverse impact. Liberty also adjusts its asset and liability structures, to the extent possible, to allow for projected rate changes.

Capital Funds

     Shareholders' investment as a percentage of total assets amounted to 9.36% at June 30, 1995 compared to 8.1% at December 31, 1994 and 8.5% at June 30, 1994.

     Capital adequacy is currently measured by banking regulators using various capital criteria and ratios under the heading of risk-based capital. Tier 1 capital for bank holding companies includes common equity and perpetual preferred stock (subject to certain limitations) minus intangible assets. Tier 2 capital includes supplementary elements such as limited amounts of reserve
for loan losses,   perpetual preferred stock (in excess of Tier 1 limits),
subordinated debt and other items. The leverage ratio, defined as Tier 1 capital divided by average adjusted total assets, limits the amount of leverage a bank can undertake because of the ratio's emphasis on equity or core capital. Liberty's leverage ratio was 8.49% on Tier 1 capital of $228.7 million at June 30, 1995 compared to 8.67% on $226.4 million at December 31, 1994 and 8.24% on
$211.1 million at June 30, 1994.   All but the most highly-rated banks are
required to carry a minimum leverage ratio of 3% plus a cushion of 1 to 2%.

     The risk-based capital ratio, defined as total capital (Tier 1 plus Tier
2) divided by risk-weighted assets, is the regulators' other primary de-terminant of capital adequacy and was designed principally as a measure of
credit risk.  Banking organizations have been given a risk-based capital   ra-
tio requirement of 8%. Liberty had a risk-based capital ratio at June 30, 1995 of 14.38%. This compares to 15.43% at December 31, 1994 and 15.23% at June 30, 1994. Liberty Oklahoma City and Liberty Tulsa had risk-based capital ratios at June 30, 1995 of 13.42% and 13.08%, respectively. The Federal Deposit Insurance Corporation assesses insurance premiums based in part on the level of capital with banks which are "well capitalized" paying assessments at lower rates. Liberty's and its subsidiary banks' capital ratios are significantly higher than the current guidelines and the subsidiary banks are "well capitalized" for deposit insurance assessment purposes.

Parent Company Funding Sources and Dividends

     At June 30, 1995, the parent company had cash and interest-bearing deposits of $9.2 million compared to $6.2 million at year-end 1994 and $4.4 million at June 30, 1994. The primary change in the funding position of the parent company since year-end 1994 was the sale of equity securities in February 1995 totaling $5.2 million, offset by the payment of estimated income taxes in June 1995 totaling $2.7 million.

     The parent company's ability to fund various operating expenses and dividends is generally dependent on parent-only earning power, cash reserves and funds derived from its subsidiaries, principally Liberty Oklahoma City and Liberty Tulsa. These funds historically have been provided primarily by in-tercompany dividends and management fees. Management fees are generally limited to reimbursement of actual expenses. It is anticipated that the parent company's recurring cash sources will continue to include management fees from subsidiaries, proceeds from the sale of other assets (principally other real estate and assets owned) and retained rights to any gains from the sales of mortgage servicing and other assets. Dividends are paid by the subsidiary banks from time to time to support the parent company's activities. Liberty Oklahoma City and Liberty Tulsa are limited in their ability to pay dividends based on applicable provisions of the National Bank Act pertaining to earnings and undivided profits. As of June 30, 1995 the ability of Liberty Oklahoma City and Liberty Tulsa to pay dividends without regulatory approval was limited to $34.6 million and $14.6 million, respectively.

     Liberty paid cash dividends of $.40 per share in the first six months of 1995. This dividend totaled $3.8 million. This compares to cash dividends in the first six months of 1994 of $2.8 million or $.30 per share. It is expected that such cash dividends will continue if justified by Liberty's earnings, capital adequacy and financial condition.

     In management's opinion, the parent company's current liquidity and cash sources are anticipated to be adequate to meet its obligations in the near term.


SELECTED STATISTICAL INFORMATION                          Liberty Bancorp, Inc.
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Consolidated Summary of Quarterly Financial Information
-------------------------------------------------------------------------------
(In thousands, except per share data)
For quarter ended            6/30/95     3/31/95   12/31/94   9/30/94   6/30/94
-------------------------------------------------------------------------------
Interest income              $44,584     $41,671    $38,796   $35,957   $34,129
Interest income
  (tax equivalent)            45,165      42,250     39,353    36,412    34,703
Interest expense              22,972      22,633     19,002    16,417    15,019
Net interest income           21,612      19,038     19,794    19,540    19,110
Provision for loan losses          _           _          _         _         _
Trust fees                     3,824       3,944      3,641     3,771     4,010
Mortgage banking income        1,486       1,518      1,418     1,434     1,625
Other noninterest income      10,114      12,200     11,135     7,902     9,318
Noninterest expense           28,068      28,086     28,212    27,330    28,004
Net income                     6,099       5,905      5,159    10,608     5,157
Net income per share             .62         .60        .53      1.08       .53

Common stock price range
  High                         35.75       31.75      33.50     33.50     33.50
  Low                          29.75       29.25      27.75     30.75     27.25
  Close                        32.50       30.19      29.00     33.50     31.50

At Quarter End
  Shares of common stock,
      net of treasury stock
          Outstanding          9,482       9,467      9,474     9,484     9,484
          Fully-diluted        9,866       9,816      9,803     9,836     9,825



-------------------------------------------------------------------------------
 Average Balances/Net Interest Margin/Rates (1)
-------------------------------------------------------------------------------
Year-to-Date                  1995                              1994
-------------------------------------------------------------------------------
                      Average            Average     Average            Average
(In thousands)        Balance   Interest   Rate      Balance   Interest  Rate
-------------------------------------------------------------------------------
Assets
Loans (2)             $1,206,587   $52,937  8.85%   $  981,440   $36,530  7.51%
Investment securities(3)
  Taxable                991,642    30,160  6.13     1,102,288    27,815  5.09
  Nontaxable              63,020     2,506  8.02        52,950     2,295  8.74
Trading account
 securities                3,466       127  7.39         3,775       117  6.25
-------------------------------------------------------------------------------
Total securities       1,058,128    32,793  6.25     1,159,013    30,227  5.26
Federal funds sold and
 securities purchased
 under agreements to
 resell and other         55,961     1,685  6.07        54,980     1,034  3.79
-------------------------------------------------------------------------------
Total earning assets   2,320,676    87,415  7.60     2,195,433    67,791  6.23
Cash and due from banks-
  noninterest-bearing    258,079                       257,482
Reserve for loan losses  (18,802)                      (20,009)
Other assets             166,087                       153,898
                     ------------                  -----------
    Total assets      $2,726,040                    $2,586,804
                     ============                  ============

Liabilities and Shareholders'
  Investment
Interest-bearing deposits
 Savings and money
   market accounts   $   781,689   $14,360  3.70%   $  702,395    $8,810  2.53%
  Other time deposits    842,659    24,337  5.82       764,333    15,381  4.06
-------------------------------------------------------------------------------
  Total interest-
   bearing deposits    1,624,348    38,697  4.80     1,466,728    24,191  3.33
Federal funds purchased
 and securities sold
 under agreements to
 repurchase              135,898     3,862  5.73       135,747     2,371  3.52
Other borrowings         105,854     3,046  5.80        92,191     1,679  3.67
-------------------------------------------------------------------------------
   Total interest-bearing
    liabilities        1,866,100    45,605  4.93     1,694,666    28,241  3.36
Demand deposits          587,049                       639,665
Other liabilities         28,210                        25,390
Shareholders' investment 244,681                       227,083
Total liabilities     ----------                    ----------
 and shareholders'
 investment           $2,726,040                    $2,586,804
                     ============                   ==========
Interest income/earning assets     $87,415  7.60%                $67,791  6.23%
Interest expense/earning assets     45,605  3.96                  28,241  2.59
                                   -------  ----                 -------  ----
Net interest margin                $41,810  3.64%                $39,550  3.64%
                                   =======  ====                 =======  ====
(1) Income and rates shown on a tax-equivalent basis have been computed based on the statutory rate of 35%.
(2) Includes nonaccrual loans.
(3) Includes available for sale securities at amortized cost for all years presented.

-------------------------------------------------------------------------------
Average Balances/Net Interest Margin/Rates (1)
-------------------------------------------------------------------------------
Three months ended        June 30, 1995                        March 31, 1995
-------------------------------------------------------------------------------
                      Average            Average     Average            Average
(In thousands)        Balance   Interest   Rate      Balance   Interest   Rate
-------------------------------------------------------------------------------
Assets
Loans (2)             $1,240,910   $28,154  9.10%   $1,171,883   $24,783  8.58%
Investment securities(3)
  Taxable                956,804    14,875  6.24     1,026,867    15,285  6.04
  Nontaxable              62,384     1,241  7.98        63,663     1,265  8.06
Trading account
 securities                3,766        70  7.46         3,163        57  7.31
-------------------------------------------------------------------------------
Total securities       1,022,954    16,186  6.35     1,093,693    16,607  6.16
Federal funds sold and
 securities purchased
 under agreements to
 resell and other         54,071       825  6.12        57,871       860  6.03
-------------------------------------------------------------------------------
Total earning assets   2,317,935    45,165  7.82     2,323,447    42,250  7.37
Cash and due from banks-
  noninterest-bearing    252,626                       263,592
Reserve for loan losses  (18,625)                      (18,981)
Other assets             166,376                       165,797
                      ----------                    ----------
    Total assets      $2,718,312                    $2,733,855
                      ==========                    ===========

Liabilities and Shareholders'
  Investment
Interest-bearing deposits
  Savings and money
  market accounts     $  787,954   $ 7,318  3.73%   $  775,354   $ 7,042  3.68%
  Other time deposits    824,703    12,248  5.96       860,814    12,089  5.70
-------------------------------------------------------------------------------
  Total interest-bearing
     deposits          1,612,657    19,566  4.87     1,636,168    19,131  4.74
Federal funds purchased and
  securities sold
  under agreements
  to repurchase          129,446     1,859  5.76       142,421     2,003  5.70
Other borrowings         103,734     1,547  5.98       107,997     1,499  5.63
-------------------------------------------------------------------------------
  Total interest-
   bearing liabilities 1,845,837    22,972  4.99     1,886,586    22,633  4.87
Demand deposits          593,167                       580,864
Other liabilities         29,583                        26,824
Shareholders' investment 249,725                       239,581
   Total liabilities   ---------                    ----------
     and shareholders'
     investment       $2,718,312                    $2,733,855
                      ==========                    ==========
Interest income/earning assets     $45,165  7.82%                $42,250  7.37%
Interest expense/earning assets     22,972  3.98                  22,633  3.95
                                   -------  ----                 -------  ----
Net interest margin                $22,193  3.84%                $19,617  3.42%
                                   =======  ====                 =======  ====
(1) Income and rates shown on a tax-equivalent basis have been computed based on the statutory rate of 35%.
(2) Includes nonaccrual loans.
(3) Includes available for sale securities at amortized cost for all years presented.



-----------------------------------------------------------------------------------------------------------------------------------
Average Balances/Net Interest Margin/Rates (1)
-----------------------------------------------------------------------------------------------------------------------------------
Three months ended                  December 31, 1994                   September 30, 1994                     June 30, 1994
-----------------------------------------------------------------------------------------------------------------------------------
                              Average                Average      Average                Average      Average                Average
 (In thousands)               Balance      Interest   Rate        Balance      Interest   Rate        Balance      Interest   Rate
---------------------------- ------------- --------- ----------- ------------- --------- ----------- ------------- --------- ------
Assets
Loans (2)                    $1,148,162    $23,984     8.29%     $1,093,446    $21,791     7.91%     $1,012,846    $19,282    7.64%
Investment securities (3)
  Taxable                       941,022     13,338     5.62         947,142     12,923     5.41       1,048,016     13,554    5.19
  Nontaxable                     59,387      1,190     7.95          51,208        999     7.74          52,476      1,081    8.26
Trading account securities        4,010         74     7.32           3,761         54     5.70           3,730         62    6.67
Total securities              1,004,419     14,602     5.77       1,002,111     13,976     5.53       1,104,222     14,697    5.34
Federal funds sold and
  securities purchased under
  agreements to resell and
  other                          56,929        767     5.35          54,988        645     4.65          71,577        724    4.06
---------------------------- ------------- --------- ----------- ------------- --------- ----------- ------------- --------- ------
Total earning assets          2,209,510     39,353     7.07       2,150,545     36,412     6.72       2,188,645     34,703    6.36
Cash and due from banks-
  noninterest-bearing           269,831                             247,218                             253,410
Reserve for loan losses         (19,549)                            (19,755)                            (20,071)
Other assets                    157,862                             150,322                             153,711
                             -------------                       -------------                       -------------
      Total assets           $2,617,654                          $2,528,330                          $2,575,695
                             =============                       =============                       =============


Liabilities and
  Shareholders' Investment
Interest-bearing deposits
  Savings and money market
    accounts                 $  729,798    $ 5,840     3.17%     $  712,532    $ 4,968     2.77%     $  709,365    $ 4,605    2.60%
  Other time deposits           803,382     10,357     5.11         757,631      8,885     4.65         772,047      8,167    4.24
---------------------------- ------------- --------- ----------- ------------- --------- ----------- ------------- --------- ------
  Total interest-bearing
    deposits                  1,533,180     16,197     4.19       1,470,163     13,853     3.74       1,481,412     12,772    3.46
Federal funds purchased and
  securities sold under
  agreements to repurchase      126,592      1,599     5.01         139,733      1,532     4.35         142,633      1,382    3.89
Other borrowings                 88,975      1,206     5.38          86,290      1,032     4.74          85,899        865    4.04
---------------------------- ------------- --------- ----------- ------------- --------- ----------- ------------- --------- ------
  Total interest-bearing
    liabilities               1,748,747     19,002     4.31       1,696,186     16,417     3.84       1,709,944     15,019    3.52
Demand deposits                 607,912                             579,718                             615,113
Other liabilities                25,621                              24,466                              25,466
Shareholders' investment        235,374                             227,960                             225,172
                             -------------                       -------------                       -------------
  Total liabilities and
    shareholders'
    investment               $2,617,654                          $2,528,330                          $2,575,695
                             =============                       =============                       =============

Interest income/earning
  assets                                   $39,353     7.07%                   $36,412     6.72%                   $34,703    6.36%
Interest expense/earning
  assets                                    19,002     3.41                     16,417     3.03                     15,019    2.75
                                           --------- ---------                 --------- ---------                 --------- ------
Net interest margin                        $20,351     3.66%                   $19,995     3.69%                   $19,684    3.61%
                                           ========= =========                 ========= =========                 ========= ======

(1) Income and rates shown on a tax-equivalent basis have been computed based on the statutory rate of 35%.
(2) Includes nonaccrual loans.
(3) Includes available for sale securities at amortized cost for all years presented.




CONSOLIDATED BALANCE SHEET                               Liberty Bancorp, Inc.
-------------------------------------------------------------------------------
                                             June 30,   December 31,   June 30,
(In thousands, except share data)              1995         1994        1994
-------------------------------------------------------------------------------
Assets
Cash and due from banks
  Noninterest-bearing                      $   292,890  $  361,953  $  305,443
  Interest-bearing                                 431       1,103       1,472
Federal funds sold and securities
  purchased under agreements to resell          14,590      52,900      90,025
-------------------------------------------------------------------------------
    Total cash and cash equivalents            307,911     415,956     396,940
-------------------------------------------------------------------------------
 Trading securities                              3,047      21,207       4,395
Investment securities
  Available for sale                           489,822     656,135     584,881
  Held to maturity                             431,906     416,084     430,631
  Equity                                        18,244      18,455      19,541
 ------------------------------------------------------------------------------
    Total investment securities                939,972   1,090,674   1,035,053
-------------------------------------------------------------------------------
Loans                                        1,279,336   1,179,779   1,076,327
  Less:  Reserve for loan losses               (18,166)    (19,081)    (19,817)
-------------------------------------------------------------------------------
    Loans, net                               1,261,170   1,160,698   1,056,510
-------------------------------------------------------------------------------
Property and equipment, net                     67,639      68,471      67,016
Accounts receivable                             33,107      25,642      27,752
Accrued income receivable                       26,221      25,354      24,124
Deferred tax asset, net                         14,417      21,661      18,003
Other real estate and assets owned, net          3,286       5,328       6,962
Other assets                                    46,094      48,708      25,081
-------------------------------------------------------------------------------
    Total assets                            $2,702,864  $2,883,699  $2,661,836
===============================================================================

Liabilities and Shareholders' Investment
Deposits
  Noninterest-bearing                      $   550,319 $   728,240 $   638,157
  Interest-bearing                           1,539,652   1,645,947   1,505,992
 ------------------------------------------------------------------------------
    Total deposits                           2,089,971   2,374,187   2,144,149
Other borrowings

  Federal funds purchased and securities
  sold under agreements to repurchase          125,041     139,700      90,215
  Other                                        183,178      90,452     149,365
Accrued interest, expenses and taxes            21,130      17,606      15,009
Accounts payable                                29,469      26,339      36,401
Other liabilities                                1,119       1,035       1,398
-------------------------------------------------------------------------------
    Total liabilities                        2,449,908   2,649,319   2,436,537
-------------------------------------------------------------------------------
Shareholders' Investment
Common stock ($.01 par value;
 50,000,000 shares authorized)
---------------------------------------------       95         95         95
             June 30, December 31,  June 30,
               1995       1994        1994
---------------------------------------------
 Shares
    issued    9,488,428  9,488,428  9,483,593
 Shares
  outstanding 9,481,741  9,474,413  9,483,593
Capital surplus                                211,406     211,733     211,806
Retained earnings                               40,182      31,972      19,050
Treasury stock, at cost _
  6,687  shares at June 30, 1995 and
  14,015 shares at December 31, 1994              (216)       (435)        _
Unrealized security gains (losses),
  net of tax                                     3,376      (6,854)     (3,232)
Deferred compensation                           (1,887)     (2,131)     (2,420)
-------------------------------------------------------------------------------
 Total shareholders' investment                252,956     234,380     225,299
-------------------------------------------------------------------------------
 Total liabilities and
  shareholders' investment                  $2,702,864  $2,883,699  $2,661,836
 ==============================================================================

The accompanying notes are an integral part of these consolidated financial statements.




CONSOLIDATED STATEMENT OF INCOME                         Liberty Bancorp, Inc.

-------------------------------------------------------------------------------
June 30                                  Six Months Ended    Three Months Ended
First six months
 (In thousands, except per share data)     1995    1994        1995    1994
-------------------------------------------------------------------------------
Interest Income
  Loans                                  $52,662   $36,167   $28,015   $19,126
  Investments
    Taxable                               30,160    27,815    14,875    13,554
    Nontaxable                             1,640     1,469       811       672
  Trading                                    108       102        58        53
  Federal funds sold and other             1,685     1,034       825       724
 ------------------------------------------------------------------------------
      Total interest income               86,255    66,587    44,584    34,129
-------------------------------------------------------------------------------
Interest Expense
  Deposits                                38,697    24,191    19,566    12,772
  Other borrowings                         6,908     4,050     3,406     2,247
-------------------------------------------------------------------------------
      Total interest expense              45,605    28,241    22,972    15,019
-------------------------------------------------------------------------------
Net Interest Income                       40,650    38,346    21,612    19,110
Provision for loan losses                     _          _         -        _
-------------------------------------------------------------------------------
Net Interest Income After Provision
  for Loan Losses                         40,650    38,346    21,612    19,110
-------------------------------------------------------------------------------
Noninterest Income
  Trust fees                               7,768     8,170     3,824     4,010
  Service charges on deposits              7,320     7,205     3,727     3,336
  Mortgage banking income                  3,004     3,390     1,486     1,625
  Trading account profits and
     commissions                           1,922     2,278       934     1,110
  Credit card fees                         1,187       988       570       692
  Loan fees                                  802     1,269       444       483
  Net securities gains                     6,003       489     1,789       101
  Other                                    5,080     5,971     2,650     3,596
-------------------------------------------------------------------------------
    Total noninterest income              33,086    29,760    15,424    14,953
-------------------------------------------------------------------------------
Noninterest Expense
  Salaries                                21,013    22,340    10,349    11,097
  Employee benefits                        4,522     5,122     2,172     2,451
  Equipment                                4,963     4,467     2,461     2,282
  Occupancy, net                           4,455     4,227     2,255     2,095
  Professional and other services          3,547     4,226     1,856     2,054
  Data processing                          3,435     3,305     1,844     1,763
  Printing, postage and supplies           2,835     2,711     1,441     1,286
  Deposit insurance assessments            2,329     2,155     1,175     1,078
  Advertising and business development     1,891     1,781       957       946
  Amortization of intangibles, including
   purchased mortgage servicing rights     1,182     1,284       592       629
  Net income from operation of
   other real estate and assets owned       (679    (1,046)     (426)     (295)
  Other                                    6,661     5,657     3,392     2,618
-------------------------------------------------------------------------------
      Total noninterest expense           56,154    56,229    28,068    28,004
-------------------------------------------------------------------------------
Income Before Provision for Income Taxes  17,582    11,877     8,968     6,059
Provision for income taxes                 5,578     1,768     2,869       902
-------------------------------------------------------------------------------
    Net Income                           $12,004   $10,109  $  6,099  $  5,157
===============================================================================
    Net Income Per Share - Primary
        and Fully-Diluted                  $1.22     $1.03      $.62      $.53
===============================================================================

    The accompanying notes are an integral part of these consolidated financial statements.



CONSOLIDATED STATEMENT OF SHAREHOLDERS' INVESTMENT                                                            Liberty Bancorp, Inc.
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                              Unrealized
                                                                      Retained                 Security                  Total
                                           Common      Capital        Earnings    Treasury      Gains     Deferred    Shareholders'
(Dollars in thousands)                      Stock      Surplus        (Deficit)     Stock      (Losses)  Compensation   Investment
--------------------------------------------- --------- -------------- ---------- ------------- ---------- ------------- ----------
Balance January 1, 1994                       $95       $211,708       $11,785      ($  1)      $6,184     ($2,526)      $227,245
  Net income                                    _              _        10,109          _            _           _         10,109
  Dividends paid ($.30 per share)               _              _        (2,844)         _            _           _         (2,844)
  Amortization of deferred compensation         _              _             _          _            _         216            216

  Change in unrealized gains (losses) on
   available for sale securities, net of tax    _              _             _          _       (9,416)          _         (9,416)
  Purchase of treasury stock (19,475 shares)    _              _             _       (555)           _           _           (555)
  Common and treasury stock issued
    (5,733 common and 19,526
    treasury shares)                            _             98             _        556            _        (110)           544
--------------------------------------------- --------- -------------- ---------- ------------- ---------- ------------- ----------
Balance June 30, 1994                         $95       $211,806       $19,050          _      ($3,232)    ($2,420)      $225,299
============================================= ========= ============== ========== ============= ========== ============= ==========
Balance January 1, 1995                       $95       $211,733       $31,972    ($  435)     ($6,854)    ($2,131)      $234,380
  Net income                                    _              _        12,004          _            _           _         12,004
  Dividends paid ($.40 per share)               _              _        (3,794)         _            _           _         (3,794)
  Amortization of deferred compensation         _              _             _          _            _         244            244
  Change in unrealized gains (losses) on
    available for sale securities, net of tax   _              _             _          _       10,230           _         10,230
  Purchase of treasury stock (38,900 shares)    _              _             _     (1,198)           _           _         (1,198)
  Treasury stock issued (46,228 shares)         _           (327)            _      1,417            _           _          1,090
--------------------------------------------- --------- -------------- ---------- ------------- ---------- ------------- ----------
Balance June 30, 1995                         $95       $211,406       $40,182    ($  216)      $3,376     ($1,887)      $252,956
============================================= ========= ============== ========== ============= ========== ============= ==========

     The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENT OF CASH FLOWS                     Liberty Bancorp, Inc.

-------------------------------------------------------------------------------
First six months (In thousands)                               1995       1994
-------------------------------------------------------------------------------
Cash provided (absorbed) by operating activities
Net income                                                $  12,004  $  10,109
Adjustments to reconcile net income to net cash
 provided (absorbed) by operating activities:
    Provisions for losses                                     1,790          _
    Provision for income taxes                                5,578      1,768
    Depreciation and amortization                             5,330      4,579
    Net amortization of investment securities                 2,648      6,983
    Gain on sale of assets                                   (8,572)    (5,029)
    Change in trading account securities                     18,462        415
    Loans made for purposes of resale                       (41,390)   (81,320)
    Proceeds from sale of loans held for resale              20,705     52,988
    Change in accrued interest, expenses and taxes,
        accounts payable and other liabilities               (1,741)     7,576
    Change in accrued income receivable, accounts
        receivable and other assets                          (3,269)     2,891
-------------------------------------------------------------------------------
      Net cash provided by operating activities              11,545        960
-------------------------------------------------------------------------------

Cash provided (absorbed) by investing activities

  Proceeds from maturities and paydowns on
    Available for sale securities                            99,313     82,841
    Held to maturity securities                              43,047     38,768
  Proceeds from sales of
    Available for sale securities                           469,737    509,571
    Equity securities                                        11,819        122
  Purchases of
    Available for sale securities                          (385,114)  (428,704)
    Held to maturity securities                             (61,579)    (9,156)
    Equity securities                                        (7,432)      (641)
  Change in net loans made by bank subsidiaries             (78,065)  (108,574)
  Principal payments received on loans made by parent
    company and nonbank subsidiaries                          2,093      2,583
  Loans made to customers by nonbank subsidiaries            (3,112)    (4,117)
  Expenditures for property and equipment                    (3,061)    (6,231)
  Proceeds from sale of property and equipment                   22         37
  Sale proceeds and collections from other real estate
    and assets acquired in settlement of loans                2,951      4,458
  Sales of mortgage servicing contracts                           _        287
  Purchases of mortgage servicing contracts                    (158)      (161)
-------------------------------------------------------------------------------
     Net cash provided by investing activities               90,461     81,083
-------------------------------------------------------------------------------

Cash provided (absorbed) by financing activities
  Change in savings and demand deposits                    (198,219)   (18,807)
  Change in time deposits                                   (85,997)    37,812
  Change in short-term borrowings                            78,067    (38,532)
  Proceeds from issuance of common and treasury stock         1,090        544
  Purchase of treasury stock                                 (1,198)      (555)
  Dividends paid on common stock                             (3,794)    (2,844)
-------------------------------------------------------------------------------
    Net cash provided (absorbed) by financing activities   (210,051)   (22,382)
-------------------------------------------------------------------------------
   Net change in cash and cash equivalents                 (108,045)    59,661
   Cash and cash equivalents at beginning of year           415,956    337,279
-------------------------------------------------------------------------------
   Cash and cash equivalents at June 30                    $307,911   $396,940
===============================================================================
Additional cash flow information
  Interest paid                                             $46,524    $29,319
  Income tax paid                                             2,615        935
  Income tax refunded                                         1,508          _
  Noncash items included in investing activities
    Net loans transferred to (from) other real estate
      and assets owned                                          110        (697)
    Loans made to finance the sale of other real estate
      and assets owned                                            _         630

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

-------------------------------------------------------------------------------
June 30 (In thousands)                Six Months Ended      Three Months Ended
                                        1995    1994          1995      1994
-------------------------------------------------------------------------------
Weighted average shares outstanding
  Primary                              9,828    9,798         9,839    9,809
  Fully-diluted                        9,837    9,818         9,845    9,822