Form 10-Q
period 1995-09-30
LIBERTY BANCORP INC /OK/
filed 1995-11-14
CIK 737287

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   September 30, 1995

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

Yes    X      No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                     Outstanding as of November 13, 1995
            -----                     -----------------------------------
         Common Stock                              9,477,294





                               FORM 10-Q
          For the The Quarterly Period Ended September 30, 1995
                         CROSS-REFERENCE INDEX

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




-------------------------------------------------------------------------------
FINANCIAL HIGHLIGHTS                                      Liberty Bancorp, Inc.
-------------------------------------------------------------------------------
September 30
(In thousands, except             Nine Months Ended    Three Months Ended
  per share data)                 1995         1994         1995         1994
-------------------------------------------------------------------------------
For the Third Quarter
  Total revenues             $  179,160   $  145,411   $   59,819   $   49,064
  Net interest income            62,207       57,886       21,557       19,540
  Provision for loan losses         200            _          200            _
  Trust fees                     11,895       11,941        4,127        3,771
  Mortgage banking income         4,649        4,824        1,645        1,434
  Other noninterest income       31,848       26,102        9,534        7,902
  Noninterest expense            81,725       83,559       25,571       27,330
  Income before provision
    for income taxes             28,674       17,194       11,092        5,317
  Provision for income taxes      9,159       (3,523)       3,581       (5,291)
  Net income                     19,515       20,717        7,511       10,608
  Per share data _ primary and
    fully-diluted
      Net income                   1.98         2.11          .76         1.08
    Cash dividends declared         .60          .45          .20          .15
-------------------------------------------------------------------------------
At September 30
  Loans                      $1,387,495   $1,118,414   $1,387,495   $1,118,414
  Earning assets              2,289,026    2,163,284    2,289,026    2,163,284
  Assets                      2,704,750    2,575,883    2,704,750    2,575,883
  Deposits                    2,151,779    2,110,046    2,151,779    2,110,046
  Total shareholders'
    investment                  257,547      233,655      257,547      233,655
  Book value per common share     27.20        24.64        27.20        24.64
-------------------------------------------------------------------------------
Average Balances
  Earning assets             $2,309,068   $2,180,306   $2,286,231   $2,150,545
  Assets                      2,710,699    2,567,099    2,680,517    2,528,330
  Deposits                    2,182,900    2,087,349    2,126,836    2,049,881
  Total shareholders'
    investment                  248,280      227,379      255,359      227,960
-------------------------------------------------------------------------------
Ratios
  Capital ratios
    Leverage                       9.02%        8.68%        9.02%        8.68%
    Risk-based                    14.46        15.41        14.46        15.41
  Average shareholders'
    investment as a % of
    average total assets           9.16         8.86         9.53         9.02
  Average earning assets
    as a % of average
    total assets                  85.18        84.93        85.29        85.06
  Rate of return on
      Average earning assets       1.13         1.27         1.30         1.96
      Average total assets          .96         1.08         1.11         1.66
      Average total shareholders'
        investment                10.51        12.18        11.67        18.46
  Dividend payout ratio           30.30        21.33        26.32        13.89
  Operating efficiency ratio      76.96        81.88        68.55        82.24




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

Performance Summary:  First Nine Months of 1995
Compared to First Nine Months of 1994

	For the first nine months of 1995, Liberty reported net income of $19.5 million or $1.98 per common share. This compares to net income of $20.7 million or $2.11 per common share for the first nine months of 1994. The decrease in net income for the first nine months of 1995 is primarily due to an increase in the effective income tax rate which increased the provision for income taxes by $12.7 million offset by net gains on the sale of securities totaling $6.0 million and a $4.3 million increase in noninterest income. Net income before the provision for income taxes for the first nine months of 1995 totaled $28.7 million compared to $17.2 million for the same period in 1994. Income tax provisions are discussed below under "Income Taxes."

Net Interest Income

     On a tax-equivalent basis, net interest income increased $4.5 million or 7.5% in the first nine months of 1995 to $64.0 million compared to $59.5 million for the first nine months of 1994. The increase is primarily due to the continued increase in higher yielding loan levels as well as a decrease in lower-yielding taxable securities and interest collected on nonaccrual loan payoffs. The net interest margin for the first nine months of 1995 increased to 3.71% from 3.65% in the first nine months of 1994.

     Tax-equivalent interest income increased $28.4 million to $132.6 million for the first nine months of 1995 compared to $104.2 million in the same period of 1994 due primarily to the increase in loan volumes and interest rates. Liberty's average loans increased $230 million and its yield on loans increased from 7.7% to 8.8%. Funding for the increased loan levels was provided by investment securities sales and maturities not reinvested and by increased interest-bearing deposit levels. Securities averaged $103 million below the first nine months of 1994 but the yield improved 98 basis points from 5.3% to 6.3% as maturities not used to fund the increased loan demand were invested in higher yielding securities. These yield and volume mix changes as well as a national increase in interest rates resulted in the yield on average earning assets increasing from 6.4% in 1994 to 7.7% in 1995.

     Total interest expense increased $23.9 million to $68.6 million for the first nine months of 1995 compared to $44.7 million for the same period in 1994. This increase was attributable to the higher interest rates on all fund sources, an increase of $135.9 million in average interest-bearing deposits, and $40.3 million lower average noninterest-bearing deposits. The average deposit increases occurred primarily in the money market account deposits and also in large deposit liabilities especially, where some maturities have been extended. As a result, Liberty's cost of funds increased from 3.5% in 1994 to 4.9% in 1995.

Noninterest Income

     Noninterest income for the first nine months of 1995 increased $5.5 million or 12.9% from the first nine months of 1994. The largest factor of this increase was in net securities gains which increased $5.8 million due to sales of equity and available for sale securities in 1995. Net securities gains for the first nine months of 1995 totaled $6.2 million compared to $360 thousand for the same period of 1994. Other changes from the first nine months of 1994 included service charges on deposits which increased $406 thousand, loan fees which decreased $336 thousand and mortgage banking income which decreased $175 thousand. Other noninterest income totaled $8.7 million for the first nine months of both 1995 and 1994. This included a gain of $948 thousand on the sale of property in 1995 and a $1.1 million gain on the sale of mortgage servicing recognized in 1994.

Noninterest Expense

     Noninterest expense (excluding net income from the operation of OREO, which is discussed separately below in "Reserve for Other Real Estate and Assets Owned") decreased $1.1 million or 1.3% to $83.9 million for the first nine months of 1995 compared to $85.0 million for the same period one year ago. The largest decrease was in salaries and employee benefits which decreased $1.9 million or 4.8% in 1995, primarily due to employee count reductions in the latter half of 1994.

     The deposit insurance assessment declined $988 thousand due to a refund by the Federal Deposit Insurance Corporation of $1.2 million before income taxes. This refund is a result of a decrease in the deposit insurance rates of highly capitalized commercial banks from $.23 per hundred dollars of deposits to $.04 per hundred dollars of deposits. The reduced rates going forward at current deposit levels will result in approximately a $1.8 million improvement in the Company's annual net income.

     Professional and other service expenses decreased $671 thousand or 10.6%, largely as a result of reductions in the use of temporary employee services. Equipment expense increased $648 thousand or 9.5% due to increased depreciation on new data processing and other equipment. Other noninterest expense increased $966 million or 11.8%. Included in this increase were provisions for $1.8 million to cover expenses related to anticipated payments, settlements and costs of various matters, including legal proceedings which occurred in the ordinary course of business. This provision is offset by decreases in expenses for software, telephone service and other items.

     Liberty's operating efficiency ratio for the first nine months of 1995 was 77.0% compared to 81.9% in 1994. The operating efficiency ratio is defined as noninterest expense as a percent of net interest income on a tax equivalent basis plus noninterest income less security gains or losses.

Income Taxes

     Liberty recorded $9.2 million in income tax expense (32% effective tax rate) for the first nine months of 1995. During the third quarter of 1994 Liberty recorded a tax benefit resulting from its determination that it would generate sufficient taxable income in future periods to use a significant portion of its net operating loss carryforwards which had been impaired in 1993. Prior to the third quarter of 1994, a valuation allowance had been provided equal to Liberty's net operating loss carryforwards. Benefits associated with these net operating loss carryforwards, prior to third quarter 1994, were recognized when realized. In the third quarter of 1994, the valuation allowance was removed based on Liberty's estimate that it was more likely than not that sufficient taxable income would be generated to allow Liberty to utilize its remaining net operating loss carryforwards. It is estimated that future effective income tax rates will approximate the statutory rate less the effects of permanent differences, primarily tax-exempt interest income.

Performance Summary:  Third Quarter of 1995
Compared to Third Quarter 1994

     During the third quarter of 1995 the Company reported net income of $7.5 million or $.76 per common share compared to net income of $10.6 million or $1.08 per share for the third quarter of 1994. The primary changes between periods were in net interest income, the deposit insurance assessment, net OREO income and the provision for income taxes. Net income before the provision for income taxes was $11.1 million for the third quarter of 1995 and $5.3 million for the third quarter of 1994. The difference in the provisions for income taxes for the two quarters is explained previously under "Income Taxes."

Net Interest Income

     On a tax-equivalent basis, net interest income for the third quarter of 1995 increased $2.2 million or 11.0% to $22.2 million from $20.0 million in the third quarter of 1994. The tax-equivalent net interest margin was 3.85% for the third quarter of 1995 compared to 3.69% for the same period one year ago.

     Tax-equivalent interest income increased $8.7 million to $45.1 million for the third quarter of 1995 compared to $36.4 million in the same period of 1994 due primarily to increased interest rates and a $240.6 million increase in average loans. The yield on average earning assets increased from 6.72% to 7.83% primarily due to factors as mentioned in the year-to-date analysis.

     Total interest expense amounted to $23.0 million for the third quarter of 1995 compared to $16.4 million in the same period of 1994, primarily reflecting higher interest rates and higher levels of interest-bearing liabilities as described in the year-to-date analysis. The cost of funds increased to 4.97% in the third quarter of 1995 from 3.84% the previous year's third quarter.

Noninterest Income

     Noninterest income increased $2.2 million or 16.8% in the third quarter of 1995 compared to the third quarter of 1994. This increase is due to several factors including gains of $869 thousand on sales of property, trust fees which increased $356 thousand, net securities gains which increased $322 thousand and service charges on deposits which increased $291 thousand.

Noninterest Expense

     Noninterest expense, excluding net income from the operation of OREO, decreased $701 thousand during the third quarter 1995 as compared the same period in 1994. This decrease is primarily due to the $1.2 million refund of the deposit insurance assessment from the Federal Deposit Insurance Corporation as discussed in the year-to-date analysis partially offset by increases in data processing and other expenses.

Credit Risk Management

     Nonperforming assets include nonperforming loans and other real estate and assets owned net of reserves. Total nonperforming assets have decreased $1.0 million or 6.1% since year-end 1994. The level of nonperforming assets at September 30, 1995 of $17.9 million is $460 thousand or 2.6% less than the $17.5 million level one year ago. At September 30, 1995, total nonperforming assets were 1.4% of total loans and other real estate and assets owned and .7% of total assets.

     Nonperforming loans decreased by $3.8 million to $15.3 million or 32.8% since December 31, 1994 and decreased by $4.9 million or 47.3% from one year earlier. Of the nonperforming loans at September 30, 1995, 30.9% were real es-tate-related. Nonperforming loans at September 30, 1995 represented 1.1% of total loans.

Reserve for Loan Losses

     The reserve for loan losses at September 30, 1995 was 107.37% of total nonperforming loans and 1.19% of total loans. A $200 thousand provision was made in the third quarter of 1995. As loans continue to increase, Liberty expects to continue to provide additional reserves for the foreseeable future. No provisions for loan losses were made during the first nine months of 1994. The following table summarizes the reserve for loan loss activity for the first nine months of 1995 and 1994:

-------------------------------------------------------------------------------
Reserve for Loan Losses
-------------------------------------------------------------------------------
(In thousands)                                        1995              1994
-------------------------------------------------------------------------------
Balance at January 1                                 $19,081           $19,986
Additions
  Recoveries                                           1,483             1,053
  Provisions                                             200                 _
Less _ Charge-offs                                    (4,292)           (1,422)
-------------------------------------------------------------------------------
Balance at September 30                              $16,472           $19,617
===============================================================================

     Charge-offs for the nine months ended September 30, 1995 increased $2.9 million over the same period in 1994 primarily due to one commercial loan partially charged off in the amount of $2.1 million. In addition, the higher level of charge-offs during 1995 reflects the increase in loan levels.

     Liberty adopted Statement of Financial Accounting Standards ("SFAS") No. 114 "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118 "Accounting by Creditors for Impairment of a Loan _ Income Recognition and Disclosure" as of January 1, 1995. SFAS No. 114 requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.

     Liberty had previously measured the reserve for loan losses using methods similar to those prescribed in SFAS No. 114. As a result of adopting these statements, no additional reserve for loan losses was required as of January 1, 1995.

     At September 30, 1995, Liberty classified $13.7 million of loans as impaired with an associated valuation allowance of $1.9 million. Interest income on impaired loans has been recorded by Liberty in a manner consistent with its income recognition policies for other loans.

Other Real Estate and Assets Owned

     Net OREO decreased $2.8 thousand or 51.8% since year-end 1994 and $4.5 million or 63.5% from September 30, 1994. These reductions have primarily been the result of sales. Net OREO at September 30, 1995 was $2.6 million. Net income from the operation of OREO amounted to $2.1 million and $1.5 million for the first nine months of 1995 and 1994, respectively. The results of the operation of OREO include operating income generated and gains from the sale of OREO properties, reduced by expenses related to the operation of OREO. Included in income from the operation of OREO for the nine months ended September 30, 1995 are $2.2 million in gains from the sale of OREO and $116 thousand of other gross income on OREO properties. This compares with gains of $1.7 million and other gross income of $239 thousand for the first nine months of 1994.

     The following table illustrates the changes in the reserve for the first nine months of 1995 and 1994:

-------------------------------------------------------------------------------
Reserve for Losses on Other Real Estate and Assets Owned
-------------------------------------------------------------------------------
(In thousands)                                           1995            1994
-------------------------------------------------------------------------------
Balance at January 1                                    $1,042          $2,521
Provisions for losses                                        _               _
Charge-offs                                               (119)         (1,014)
-------------------------------------------------------------------------------
Balance at September 30                                 $  923          $1,507
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

     As a result of increased holdings of loans, Liberty was a net purchaser of federal funds and securities under repurchase agreements averaging $75.8 million for the first nine months of 1995 compared to $84.3 million for the same period in 1994.

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

     Liberty's long-standing policy is to maintain as balanced a position in interest-sensitive assets and liabilities as possible with a goal to achieve consistent interest margins in all interest rate environments. Liberty is liability sensitive largely due to the short-term nature of its deposits, especially savings and money market accounts, and short-term borrowings. Be-cause of this liability sensitivity, Liberty's net interest margin in the near term may be vulnerable to upward trends in interest rates, but not outside of policy ranges.

     The net interest margin of Liberty has been impacted by an increase in interest rates, as experienced in the past year and through the second quarter of 1995. Due to the increase in loan volume, restructuring of the available for sale portfolio into higher yields and more stable cost of funds in the third quarter, Liberty's net interest margin has improved significantly. Normally, because Liberty is liability sensitive, in the short-term its li-abilities reprice at the higher rates sooner than its assets. As such, the net interest margin is narrowed as liabilities are repriced or mature. However, the increase in liability rates, particularly in a increasing rate environment, may not increase as much as asset rates depending on the timing of the decision to increase consumer deposit rates. Liberty monitors its interest-sensitivity position on a continuing basis to ensure that interest rate changes do not create a material adverse impact. Liberty also adjusts its asset and liability structures, to the extent possible, to allow for projected rate changes.

Capital Funds

     Shareholders' investment as a percentage of total assets amounted to 9.5% at September 30, 1995 compared to 8.1% at December 31, 1994 and 9.1% at September 30, 1994.

     Capital adequacy is currently measured by banking regulators using various capital criteria and ratios. Tier 1 capital for bank holding companies in-cludes common equity and perpetual preferred stock (subject to certain limitations) minus intangible assets. Tier 2 capital includes supplementary
elements such as limited amounts of reserve for loan losses,   perpetual pre-
ferred stock (in excess of Tier 1 limits), subordinated debt and other items. The leverage ratio, defined as Tier 1 capital divided by average adjusted total assets, limits the amount of leverage a bank can undertake because of the ratio's emphasis on equity or core capital. Liberty's leverage ratio was 9.02% on Tier 1 capital of $240.2 million at September 30, 1995 compared to 8.67% on $226.4 million at December 31, 1994 and 8.68% on $218.0 million at September
30, 1994.   All but the most highly-rated banks are required to carry a minimum leverage ratio of 3% plus a cushion of 1 to 2%.

     The risk-based capital ratio, defined as total capital (Tier 1 plus Tier
2) divided by risk-weighted assets, is the regulators' other primary de-terminant of capital adequacy and was designed principally as a measure of
credit risk.  Banking organizations have been given a risk-based capital   ra-
tio requirement of 8%. Liberty had a risk-based capital ratio at September 30, 1995 of 14.5%. This compares to 15.43% at December 31, 1994 and 15.41% at September 30, 1994. Liberty Oklahoma City and Liberty Tulsa had risk-based capital ratios at September 30, 1995 of 13.9% and 12.9%, respectively. The Federal Deposit Insurance Corporation assesses insurance premiums based in part on the level of capital with banks which are "well capitalized" paying assessments at lower rates. Liberty's and its subsidiary banks' capital ratios are significantly higher than the current guidelines and the subsidiary banks are "well capitalized" for deposit insurance assessment purposes.

Parent Company Funding Sources and Dividends

     At September 30, 1995, the parent company had cash and interest-bearing deposits of $4.8 million compared to $6.2 million at year-end 1994 and $4.2 million at September 30, 1994. The primary change in the funding position of the parent company since year-end 1994 was the sale of equity securities in February 1995 totaling $5.2 million, offset by an advance to Liberty Real Estate in the amount of $750 thousand and the payments of estimated income taxes in June and September 1995 totaling $5.1 million.

     The parent company's ability to fund various operating expenses and dividends is generally dependent on parent-only earning power, cash reserves and funds derived from its subsidiaries, principally Liberty Oklahoma City and Liberty Tulsa. These funds historically have been provided primarily by in-tercompany dividends and management fees. Management fees are generally limited to reimbursement of actual expenses. It is anticipated that the parent company's recurring cash sources will continue to include management fees from subsidiaries, proceeds from the sale of other assets (principally other real estate and assets owned) and retained rights to any gains from the sales of mortgage servicing and other assets. Dividends are paid by the subsidiary banks from time to time to support the parent company's activities. Liberty Oklahoma City and Liberty Tulsa are limited in their ability to pay dividends based on applicable provisions of the National Bank Act pertaining to earnings and undivided profits. As of September 30, 1995 the ability of Liberty Oklahoma City and Liberty Tulsa to pay dividends without regulatory approval was limited to $39.5 million and $15.9 million, respectively.

     Liberty paid cash dividends of $5.7 million or $.60 per share in the first nine months of 1995.. This compares to cash dividends in the first nine months of 1994 of $4.3 million or $.45 per share. It is expected that such cash dividends will continue if justified by Liberty's earnings, capital adequacy and financial condition.

     In management's opinion, the parent company's current liquidity and cash sources are anticipated to be adequate to meet its obligations in the near term.


-------------------------------------------------------------------------------
SELECTED STATISTICAL INFORMATION                          Liberty Bancorp, Inc.
-------------------------------------------------------------------------------
Consolidated Summary of Quarterly Financial Information
-------------------------------------------------------------------------------
(In thousands, except per share data)
-------------------------------------------------------------------------------
For quarter ended              9/30/95   6/30/95   3/31/95   12/31/94  9/30/94
-------------------------------------------------------------------------------
Interest income                $44,513   $44,584   $41,671   $38,796   $35,957
Interest income (tax
  equivalent)                   45,143    45,165    42,250    39,353    36,412
Interest expense                22,956    22,972    22,633    19,002    16,417
Net interest income             21,557    21,612    19,038    19,794    19,540
Provision for loan losses          200         _         _         _         _
Trust fees                       4,127     3,824     3,944     3,641     3,771
Mortgage banking income          1,645     1,486     1,518     1,418     1,434
Other noninterest income         9,534    10,114    12,200    11,135     7,902
Noninterest expense             25,571    28,068    28,086    28,212    27,330
Net income                       7,511     6,099     5,905     5,159    10,608
Net income per share               .76       .62       .60       .53      1.08

Common stock price range
  High                           37.25     35.75     31.75     33.50     33.50
  Low                            32.25     29.75     29.25     27.75     30.75
  Close                          36.75     32.50     30.19     29.00     33.50

At Quarter End
  Shares of common stock,
    net of treasury stock
      Outstanding                9,468     9,482     9,467     9,474     9,484
      Fully-diluted              9,871     9,866     9,816     9,803     9,836





-------------------------------------------------------------------------------
Average Balances/Net Interest Margin/Rates (1)
-------------------------------------------------------------------------------
Year-to-Date                     1995                            1994
-------------------------------------------------------------------------------
                    Average             Average    Average              Average
(In thousands)      Balance    Interest   Rate     Balance     Interest   Rate
-------------------------------------------------------------------------------
Assets
Loans (2)         $1,249,526   $ 82,585   8.84%   $1,019,185   $ 58,321   7.65%
Investment
  securities (3)
    Taxable          934,298     43,334   6.20     1,050,005     40,738   5.19
    Nontaxable        65,797      3,924   7.97        52,363      3,294   8.41
Trading account
  securities           3,532        191   7.23         3,770        171   6.06
-------------------------------------------------------------------------------
Total securities   1,003,627     47,449   6.32     1,106,138     44,203   5.34
Federal funds sold
  and securities
  purchased under
  agreements to
  resell and other    55,915      2,524   6.04        54,983      1,679   4.08
-------------------------------------------------------------------------------
Total earning
  assets           2,309,068    132,558   7.68     2,180,306    104,203   6.39
Cash and due from
  banks-
  noninterest-
  bearing            257,250                         254,023
Reserve for loan
  losses             (18,715)                        (19,924)
Other assets         163,096                         152,694
                  ----------                      ----------
    Total assets  $2,710,699                      $2,567,099
                  ==========                      ==========


Liabilities and Shareholders'
  Investment
Interest-bearing
  deposits
    Savings and
    money market
    accounts      $  782,051   $ 21,663   3.70%   $  705,812   $ 13,778   2.61%
  Other time
    deposits         821,692     36,142   5.88       762,074     24,266   4.26
-------------------------------------------------------------------------------
  Total interest-
    bearing
    deposits       1,603,743     57,805   4.82     1,467,886     38,044   3.47
Federal funds
  purchased and
  securities sold
  under agreements
  to repurchase      130,985      5,567   5.68       137,091      3,903   3.81
Other borrowings     119,588      5,189   5.80        90,203      2,711   4.02
-------------------------------------------------------------------------------
  Total interest-
    bearing
    liabilities    1,854,316     68,561   4.94     1,695,180     44,658   3.52
Demand deposits      579,157                         619,463
Other liabilities     28,946                          25,077
Shareholders'
  investment         248,280                         227,379
                  ----------                      ----------
  Total liabil-
    ities and
    shareholders'
    investment    $2,710,699                      $2,567,099
                  ==========                      ==========

Interest income/
  earning assets               $132,558   7.68%                $104,203   6.39%
Interest expense/
  earning assets                 68,561   3.97                   44,658   2.74
                               --------   ----                 --------   ----
Net interest margin            $ 63,997   3.71%                $ 59,545   3.65%
                               ========   ====                 ========   ====

(1) Income and rates shown on a tax-equivalent basis have been computed based on the statutory rate of 35%.
(2) Includes nonaccrual loans.
(3) Includes available for sale securities at amortized cost for all years presented.



-----------------------------------------------------------------------------------------------------------------------------------
Average Balances/Net Interest Margin/Rates (1)
-----------------------------------------------------------------------------------------------------------------------------------
Three months ended                       September 30, 1995                  June 30, 1995                    March 31, 1995
-----------------------------------------------------------------------------------------------------------------------------------
                                   Average              Average      Average              Average      Average              Average
(In thousands)                     Balance     Interest   Rate       Balance     Interest   Rate       Balance     Interest   Rate
-----------------------------------------------------------------------------------------------------------------------------------
-------------------------------- ------------- ---------- -------- ------------- ---------- -------- ------------- ---------- -----
Assets
Loans (2)                        $1,334,004    $29,648    8.82%    $1,240,910    $28,154    9.10%    $1,171,883    $24,783    8.58%
Investment securities (3)
  Taxable                           821,480     13,174    6.36        956,804     14,875    6.24      1,026,867     15,285    6.04
  Nontaxable                         71,262      1,418    7.89         62,384      1,241    7.98         63,663      1,265    8.06
Trading account securities            3,661         64    6.94          3,766         70    7.46          3,163         57    7.31
-------------------------------- ------------- ---------- -------- ------------- ---------- -------- ------------- ---------- -----
Total securities                    896,403     14,656    6.49      1,022,954     16,186    6.35      1,093,693     16,607    6.16
Federal funds sold and securities
  purchased under agreements to
  resell and other                   55,824        839    5.96         54,071        825    6.12         57,871        860    6.03
-------------------------------- ------------- ---------- -------- ------------- ---------- -------- ------------- ---------- -----
Total earning assets              2,286,231     45,143    7.83      2,317,935     45,165    7.82      2,323,447     42,250    7.37
Cash and due from banks-
  noninterest-bearing               255,621                           252,626                           263,592
Reserve for loan losses             (18,545)                          (18,625)                          (18,981)
Other assets                        157,210                           166,376                           165,797
                                 ----------                        ----------                        ----------
      Total assets               $2,680,517                        $2,718,312                        $2,733,855
                                 ==========                        ==========                        ==========


Liabilities and Shareholders'
  Investment
Interest-bearing deposits
  Savings and money market
    accounts                     $  782,762    $ 7,303    3.70%    $  787,954    $ 7,318    3.73%    $  775,354    $ 7,042    3.68%
  Other time deposits               780,445     11,805    6.00        824,703     12,248    5.96        860,814     12,089    5.70
-------------------------------- ------------- ---------- -------- ------------- ---------- -------- ------------- ---------- -----
  Total interest-bearing
    deposits                      1,563,207     19,108    4.85      1,612,657     19,566    4.87      1,636,168     19,131    4.74
Federal funds purchased and
  securities sold under
  agreements to repurchase          121,319      1,705    5.58        129,446      1,859    5.76        142,421      2,003    5.70
Other borrowings                    146,610      2,143    5.80        103,734      1,547    5.98        107,997      1,499    5.63
-------------------------------- ------------- ---------- -------- ------------- ---------- -------- ------------- ---------- -----
      Total interest-bearing
        liabilities               1,831,136     22,956    4.97      1,845,837     22,972    4.99      1,886,586     22,633    4.87
Demand deposits                     563,629                           593,167                           580,864
Other liabilities                    30,393                            29,583                            26,824
Shareholders' investment            255,359                           249,725                           239,581
                                 ----------                        ----------                        ----------
      Total liabilities and
        shareholders'
        investment               $2,680,517                        $2,718,312                        $2,733,855
                                 ==========                        ==========                        ==========

Interest income/earning assets                 $45,143    7.83%                  $45,165    7.82%                  $42,250    7.37%
Interest expense/earning assets                 22,956    3.98                    22,972    3.98                    22,633    3.95
                                               -------    ----                   -------    ----                   -------    ----
Net interest margin                            $22,187    3.85%                  $22,193    3.84%                  $19,617    3.42%
                                               =======    ====                   =======    ====                   =======    ====

(1) Income and rates shown on a tax-equivalent basis have been computed based on the statutory rate of 35%.
(2) Includes nonaccrual loans.
(3) Includes available for sale securities at amortized cost for all years presented.



------------------------------------------------------------------------------------------------
Average Balances/Net Interest Margin/Rates (1)
------------------------------------------------------------------------------------------------
Three months ended                     December 31, 1994                 September 30, 1994
                                   Average               Average     Average              Average
(In thousands)                     Balance     Interest   Rate       Balance     Interest   Rate
-------------------------------- ------------- ---------- -------- ------------- ---------- ----
Assets
Loans (2)                        $1,148,162    $23,984    8.29%    $1,093,446    $21,791    7.91%
Investment securities (3)
  Taxable                           941,022     13,338    5.62        947,142     12,923    5.41
  Nontaxable                         59,387      1,190    7.95         51,208        999    7.74
Trading account securities            4,010         74    7.32          3,761         54    5.70
-------------------------------- ------------- ---------- -------- ------------- ---------- ----
Total securities                  1,004,419     14,602    5.77      1,002,111     13,976    5.53
Federal funds sold and
  securities purchased under
  agreements to resell and
  other                              56,929        767    5.35         54,988        645    4.65
-------------------------------- ------------- ---------- -------- ------------- ---------- ----
Total earning assets              2,209,510     39,353    7.07      2,150,545     36,412    6.72
Cash and due from banks-
  noninterest-bearing               269,831                           247,218
Reserve for loan losses             (19,549)                          (19,755)
Other assets                        157,862                           150,322
                                 ----------                        ----------
      Total assets               $2,617,654                        $2,528,330
                                 ==========                        ==========


Liabilities and Shareholders'
  Investment
Interest-bearing deposits
  Savings and money market
    accounts                     $  729,798    $ 5,840    3.17%    $  712,532    $ 4,968    2.77%
  Other time deposits               803,382     10,357    5.11        757,631      8,885    4.65
-------------------------------- ------------- ---------- -------- ------------- ---------- ----
  Total interest-bearing
    deposits                      1,533,180     16,197    4.19      1,470,163     13,853    3.74
Federal funds purchased and
  securities sold under
  agreements to repurchase          126,592      1,599    5.01        139,733      1,532    4.35
Other borrowings                     88,975      1,206    5.38         86,290      1,032    4.74
-------------------------------- ------------- ---------- -------- ------------- ---------- ----
      Total interest-bearing
        liabilities               1,748,747     19,002    4.31      1,696,186     16,417    3.84
Demand deposits                     607,912                           579,718
Other liabilities                    25,621                            24,466
Shareholders' investment            235,374                           227,960
                                 ----------                        ----------
      Total liabilities and
        shareholders'
        investment               $2,617,654                        $2,528,330
                                 ==========                        ==========

Interest income/earning assets                 $39,353    7.07%                  $36,412    6.72%
Interest expense/earning assets                 19,002    3.41                    16,417    3.03
                                               -------    ----                   -------    ----
Net interest margin                            $20,351    3.66%                  $19,995    3.69%
                                               =======    ====                   =======    ====

(1) Income and rates shown on a tax-equivalent basis have been computed based on the statutory rate of 35%.
(2) Includes nonaccrual loans.
(3) Includes available for sale securities at amortized cost for all years presented.



-------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET                                Liberty Bancorp, Inc.
-------------------------------------------------------------------------------
                                           Sept. 30,    Dec. 31,     Sept. 30,
(In thousands, except share data)             1995         1994        1994
-------------------------------------------------------------------------------
Assets
Cash and due from banks
  Noninterest-bearing                       $  271,384  $  361,953  $  272,436
  Interest-bearing                                 512       1,103       1,164
Federal funds sold and securities
  purchased under agreements to resell          43,323      52,900      57,590
-------------------------------------------------------------------------------
    Total cash and cash equivalents            315,219     415,956     331,190
-------------------------------------------------------------------------------
Trading securities                               9,272      21,207       1,061
Investment securities
  Available for sale                           398,250     656,135     546,820
  Held to maturity                             431,930     416,084     418,513
  Equity                                        18,244      18,455      19,722
-------------------------------------------------------------------------------
    Total investment securities                848,424   1,090,674     985,055
-------------------------------------------------------------------------------
Loans                                        1,387,495   1,179,779   1,118,414
  Less:  Reserve for loan losses               (16,472)    (19,081)    (19,617)
-------------------------------------------------------------------------------
    Loans, net                               1,371,023   1,160,698   1,098,797
-------------------------------------------------------------------------------
Property and equipment, net                     66,672      68,471      67,734
Accounts receivable                             17,449      25,642      14,729
Accrued income receivable                       27,619      25,354      24,271
Deferred tax asset, net                         12,368      21,661      23,619
Other real estate and assets owned, net          2,570       5,328       7,035
Other assets                                    34,134      48,708      22,392
-------------------------------------------------------------------------------
    Total assets                            $2,704,750  $2,883,699  $2,575,883
===============================================================================

Liabilities and Shareholders' Investment
Deposits
  Noninterest-bearing                       $  572,615  $  728,240  $  639,513
  Interest-bearing                           1,579,164   1,645,947   1,470,533
-------------------------------------------------------------------------------
    Total deposits                           2,151,779   2,374,187   2,110,046
-------------------------------------------------------------------------------
Other borrowings
  Federal funds purchased and securities
    sold under agreements to repurchase        122,844     139,700      74,702
  Other                                        136,517      90,452     130,718
Accrued interest, expenses and taxes            21,458      17,606      16,372
Accounts payable                                13,734      26,339       9,373
Other liabilities                                  871       1,035       1,017
-------------------------------------------------------------------------------
    Total liabilities                        2,447,203   2,649,319   2,342,228
-------------------------------------------------------------------------------
Shareholders' Investment
Common stock ($.01 par value; 50,000,000
  shares authorized)                                95          95          95
--------------------------------------------
               Sept. 30,  Dec. 31, Sept. 30,
                  1995      1994     1994
--------------------------------------------
  Shares
   issued      9,488,428 9,488,428 9,483,593
  Shares
   outstanding 9,468,093 9,474,413 9,483,593
--------------------------------------------
Capital surplus                                211,041     211,733     211,752
Retained earnings                               45,795      31,972      28,235
Treasury stock, at cost _20,335 shares at
  September 30, 1995 and 14,015 shares at
  December 31, 1994                               (724)       (435)          _
Unrealized security gains (losses), net of
  tax                                            3,101      (6,854)     (4,150)
Deferred compensation                           (1,761)     (2,131)     (2,277)
-------------------------------------------------------------------------------
    Total shareholders' investment             257,547     234,380     233,655
-------------------------------------------------------------------------------
    Total liabilities and shareholders'
      investment                           $ 2,704,750  $2,883,699  $2,575,883
===============================================================================

The accompanying notes are an integral part of these consolidated financial statements.




-------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF INCOME                          Liberty Bancorp, Inc.
-------------------------------------------------------------------------------
September 30 (In thousands,             Nine Months Ended   Three Months Ended
except per share data)                   1995       1994      1995      1994
-------------------------------------------------------------------------------
Interest Income
  Loans                                $ 82,182   $ 57,849   $29,520   $21,682
  Investments
    Taxable                              43,334     40,738    13,174    12,923
    Nontaxable                            2,566      2,127       926       658
  Trading                                   162        151        54        49
  Federal funds sold and other            2,524      1,679       839       645
-------------------------------------------------------------------------------
      Total interest income             130,768    102,544    44,513    35,957
-------------------------------------------------------------------------------
Interest Expense
  Deposits                               57,805     38,044    19,108    13,853
  Other borrowings                       10,756      6,614     3,848     2,564
-------------------------------------------------------------------------------
      Total interest expense             68,561     44,658    22,956    16,417
-------------------------------------------------------------------------------
Net Interest Income                      62,207     57,886    21,557    19,540
Provision for loan losses                   200          _       200         _
-------------------------------------------------------------------------------
Net Interest Income After Provision
  for Loan Losses                        62,007     57,886    21,357    19,540
-------------------------------------------------------------------------------
Noninterest Income
  Trust fees                             11,895     11,941     4,127     3,771
  Service charges on deposits            11,041     10,635     3,721     3,430
  Mortgage banking income                 4,649      4,824     1,645     1,434
  Trading account profits and
    commissions                           2,840      3,180       918       902
  Credit card fees                        1,800      1,533       613       545
  Loan fees                               1,317      1,653       515       384
  Net securities gains (losses)           6,196        360       193      (129)
  Other                                   8,654      8,741     3,574     2,770
-------------------------------------------------------------------------------
    Total noninterest income             48,392     42,867    15,306    13,107
-------------------------------------------------------------------------------
Noninterest Expense
  Salaries                               31,807     33,003    10,794    10,663
  Employee benefits                       6,776      7,519     2,254     2,397
  Equipment                               7,439      6,791     2,476     2,324
  Occupancy, net                          6,931      6,656     2,476     2,429
  Professional and other services         5,636      6,307     2,089     2,081
  Data processing                         5,299      4,891     1,864     1,586
  Printing, postage and supplies          4,073      3,949     1,238     1,238
  Deposit insurance assessments           2,283      3,271       (46)    1,116
  Advertising and business development    2,687      2,608       796       827
  Amortization of intangibles, including
    purchased mortgage servicing rights   1,805      1,850       623       566
  Net income from operation of other
    real estate and assets owned         (2,146)    (1,455)   (1,467)     (409)
  Other                                   9,135      8,169     2,474     2,512
-------------------------------------------------------------------------------
      Total noninterest expense          81,725     83,559    25,571    27,330
-------------------------------------------------------------------------------
Income Before Provision  for Income
  Taxes                                  28,674     17,194    11,092     5,317
Provision (benefit) for income taxes      9,159     (3,523)    3,581    (5,291)
-------------------------------------------------------------------------------
    Net Income                         $ 19,515   $ 20,717   $ 7,511   $10,608
===============================================================================
Net Income Per Share - Primary
      and Fully-Diluted                   $1.98      $2.11      $.76     $1.08
===============================================================================

The accompanying notes are an integral part of these consolidated financial statements.



-----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF SHAREHOLDERS' INVESTMENT                                       Liberty Bancorp, Inc.
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                             Unrealized
                                                                                               Security                   Total
                                                   Common    Capital     Retained   Treasury    Gains      Deferred    Shareholders'
(Dollars in thousands)                              Stock    Surplus     Earnings     Stock    (Losses)   Compensation  Investment
-----------------------------------------------------------------------------------------------------------------------------------
Balance January 1, 1994                              $95     $211,708     $11,785     $  (1)    $ 6,184     $(2,526)     $227,245
  Net income                                           _            _      20,717         _           _           _        20,717
  Dividends paid ($.45 per share)                      _            _      (4,267)        _           _           _        (4,267)
  Amortization of deferred compensation                _            _           _         _           _         359           359
  Change in unrealized gains (losses) on
    available for sale securities, net of tax          _            _           _         _     (10,334)          _       (10,334)
  Purchase of treasury stock (24,261 shares)           _            _           _      (704)          _           _          (704)
  Common and treasury stock issued
    (5,723 common and 24,312
    treasury shares)                                   _           44           _       705           _        (110)          639
---------------------------------------------------- ------- ------------ ---------- ---------- ----------- ------------ ----------
Balance September 30, 1994                           $95     $211,752     $28,235         _     $(4,150)    $(2,277)     $233,655
==================================================== ======= ============ ========== ========== =========== ============ ==========

Balance January 1, 1995                              $95     $211,733     $31,972    $ (435)    $(6,854)    $(2,131)     $234,380
  Net income                                           _            _      19,515         _           _           _        19,515
  Dividends paid ($.60 per share)                      _            _      (5,692)        _           _           _        (5,692)
  Amortization of deferred compensation                _            _           _         _           _         370           370
  Change in unrealized gains (losses) on
    available for sale securities, net of tax          _            _           _         _       9,955           _         9,955
  Purchase of treasury stock (70,697 shares)           _            _           _    (2,323)          _           _        (2,323)
  Treasury stock issued (64,377 shares)                _         (692)          _     2,034           _           _         1,342
---------------------------------------------------- ------- ------------ ---------- ---------- ----------- ------------ ----------
Balance September 30, 1995                           $95     $211,041     $45,795    $ (724)    $ 3,101     $(1,761)     $257,547
==================================================== ======= ============ ========== ========== =========== ============ ==========

The accompanying notes are an integral part of these consolidated financial statements.


-------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS    Liberty Bancorp, Inc.
-------------------------------------------------------------------------------
First nine months (In thousands)                             1995       1994
-------------------------------------------------------------------------------
Cash provided (absorbed) by operating activities
Net income                                                 $ 19,515   $ 20,717
Adjustments to reconcile net income to net cash provided
 (absorbed) by operating activities:
    Provisions for losses                                     1,990          _
    Provision for income taxes                                9,159     (3,523)
    Depreciation and amortization                             8,020      6,873
    Net amortization of investment securities                 4,266     10,155
    Gain on sale of assets                                  (11,247)    (6,295)
    Change in trading account securities                     16,184      4,491
    Loans made for purposes of resale                       (68,434)  (110,983)
    Proceeds from sale of loans held for resale              44,341     64,565
    Change in accrued interest, expenses and taxes,
      accounts payable and other liabilities                 (5,517)    (3,250)
    Change in accrued income receivable, accounts
      receivable and other assets                             5,636      2,535
-------------------------------------------------------------------------------
      Net cash provided (absorbed) by operating activities   23,913    (14,715)
-------------------------------------------------------------------------------

Cash provided (absorbed) by investing activities
  Proceeds from maturities and paydowns on
    Available for sale securities                           135,219     98,397
    Held to maturity securities                              61,851     54,875
  Proceeds from sales of
    Available for sale securities                           560,648    701,871
    Equity securities                                        17,726        122
  Purchases of
    Available for sale securities                          (421,077)  (601,932)
    Held to maturity securities                             (81,535)   (14,428)
    Equity securities                                       (13,339)      (641)
  Change in net loans made by bank subsidiaries            (184,375)  (133,336)
  Principal payments received on loans made by parent
    company and nonbank subsidiaries                          3,493      3,721
  Loans made to customers by nonbank subsidiaries            (4,550)    (4,970)
  Expenditures for property and equipment                    (3,964)    (8,596)
  Proceeds from sale of property and equipment                   22         40
  Sale proceeds and collections from other real estate and
    assets acquired in settlement of loans                    5,272      5,543
  Sales of mortgage servicing contracts                           _        287
  Purchases of mortgage servicing contracts                    (169)      (205)
-------------------------------------------------------------------------------
     Net cash provided by investing activities               75,222    100,748
-------------------------------------------------------------------------------

Cash provided (absorbed) by financing activities
  Change in savings and demand deposits                    (162,556)   (70,176)
  Change in time deposits                                   (59,852)    55,078
  Change in short-term borrowings                            29,209    (72,692)
  Proceeds from issuance of common and treasury stock         1,342        639
  Purchase of treasury stock                                 (2,323)      (704)
  Dividends paid on common stock                             (5,692)    (4,267)
-------------------------------------------------------------------------------
     Net cash provided (absorbed) by financing activities  (199,872)   (92,122)
-------------------------------------------------------------------------------
   Net change in cash and cash equivalents                 (100,737)    (6,089)
   Cash and cash equivalents at beginning of year           415,956    337,279
-------------------------------------------------------------------------------
   Cash and cash equivalents at September 30               $315,219   $331,190
===============================================================================
Additional cash flow information
  Interest paid                                             $69,324    $43,921
  Income tax paid                                             5,059      2,067
  Income tax refunded                                         1,508          _
  Noncash items included in investing activities
    Net loans transferred to (from) other real estate
      and assets owned                                          154       (278)
    Loans made to finance the sale of other real estate
      and assets owned                                            _        980

The accompanying notes are an integral part of these consolidated financial statements.


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

-------------------------------------------------------------------------------
September 30 (In thousands)          Nine Months Ended       Three Months Ended
                                       1995     1994           1995     1994
-------------------------------------------------------------------------------
Weighted average shares outstanding
  Primary                              9,844    9,806          9,876    9,825
  Fully-diluted                        9,872    9,831          9,887    9,835



Liberty Bancorp, Inc.
Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      LIBERTY BANCORP, INC.


                                      /s/Mischa Gorkuscha
                                      -------------------------------
                                      Mischa Gorkuscha
                                      Senior Vice-President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)

Dated: November 14, 1995