Form 10-K
period 1995-12-31
LIBERTY BANCORP INC /OK/
filed 1996-04-01
CIK 737287

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-K
   ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                        ACT OF 1934 [FEE REQUIRED]
              For the fiscal year ended December 31, 1995

                       Commission file Number 0-12709

                             LIBERTY BANCORP, INC.
             (Exact Name of Registrant as specified in its charter)

               Oklahoma                                     73-1218204
       (State of incorporation)                 (I.R.S. employer identification
                                                              number)

                              100 North Broadway
                            Oklahoma City, OK 73102
             (Address of principal executive offices and zip code)

                                (405) 231-6000
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

                        Common Stock, $.01 par value
                              (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the regis-trant was required to file such reports), and (2) has been subject to such fil-
ing requirements for the past 90 days.  Yes  X    No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information state-ments incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     As of March 1, 1996, Registrant had 9,491,045 shares of Common Stock out-standing.

     As of March 1, 1996, the aggregate market value of the Registrant's Common Stock held by nonaffiliates, was approximately $184.9 million.

Documents Incorporated by Reference

     Information required by Part III of this Form is incorporated by reference from Registrant's Definitive Proxy Statement for its 1996 Annual Meeting of Shareholders.


TABLE OF CONTENTS                                         Liberty Bancorp, Inc.

Item
 PART I
1.  Business
2.  Properties
3.  Legal Proceedings
4.  Submission Of Matters To A Vote Of Securityholders

 PART II
5.  Market For Registrant's Common Equity And Related Stockholder Matters
6.  Selected Financial Data
7. Management`s Discussion And Analysis Of Financial Condition And Results Of Operations
8.  Financial Statements And Supplementary Data
9. Changes In And Disagreements With Accountants on Accounting And Financial Disclosure

 PART III
10.  Directors And Executive Officers Of The Registrant
11.  Executive Compensation (1)
12.  Security Ownership Of Certain Beneficial Owners And Management (1)
13.  Certain Relationships And Related Transactions (1)

 PART IV
14.  Exhibits, Financial Statement Schedules And Reports On Form 8-K
Signatures

(1) The information required by Part III is incorporated by reference from the Registrant's Proxy Statement, to be filed pursuant to Regulation 14A, relating to the Annual Meeting of Shareholders of the Registrant pursuant to General Instruction G to Form 10-K.

- ---------------------------------------------------------------------------------------------------
FINANCIAL HIGHLIGHTS          Liberty Bancorp, Inc.
- ---------------------------------------------------------------------------------------------------
December 31,
(In thousands, except per share data)  1995         1994         1993         1992         1991
- ----------------------------------- ------------ ------------ ------------ ------------ -----------
For the Year
  Total revenues                    $  240,083   $  200,401   $  185,117   $  172,762   $  188,445
  Net interest income                   84,251       77,680       74,568       63,903       55,123
  Provision for loan losses              1,350            _       (7,363)       1,793        2,252
  Trust fees                            15,916       15,582       15,508       15,523       14,789
  Mortgage banking income                6,138        6,242        7,449        7,391        5,771
  Other noninterest income              41,963       37,237       33,759       25,742       23,340
  Noninterest expense                  108,443      111,771      118,728       92,551       90,887
  Income before provision (benefit)
    for income taxes                    38,475       24,970       19,919       18,215        5,884
  Provision (benefit) for income
    taxes                               12,282         (906)      (2,358)       4,737          925
  Income before cumulative effect
    of change in accounting
    principle and extraordinary
    item                                26,193       25,876       22,277       13,478        4,959
  Cumulative effect of change in
    accounting principle                     _            _       14,255            _            _
  Extraordinary item _ use of
    operating loss carryforwards             _            _            _        4,640          832
  Net income                            26,193       25,876       36,532       18,118        5,791
  Per share data _ primary and
    fully-diluted
      Income before cumulative
        effect of change in
        accounting principle
        and extraordinary item            2.66         2.64         2.28         1.49          .57
      Net income                          2.66         2.64         3.74         2.01          .66
    Cash dividends declared                .80          .60          .30            _            _
- ----------------------------------- ------------ ------------ ------------ ------------ -----------
At December 31
  Loans                             $1,404,214   $1,179,779   $  930,941   $  677,053   $  845,591
  Earning assets                     2,481,689    2,345,663    2,208,523    2,035,562    2,015,319
  Assets                             2,922,544    2,883,699    2,659,776    2,428,160    2,489,541
  Deposits                           2,322,578    2,374,187    2,125,144    1,929,079    1,909,264
  Total shareholders' investment       268,894      234,380      227,245      178,841      159,776
  Book value per common share            28.40        24.74        23.98        20.29        18.21
- ----------------------------------- ------------ ------------ ------------ ------------ -----------
Average Balances
  Loans                             $1,282,718   $1,051,694   $  786,275   $  698,162   $  757,411
  Earning assets                     2,315,340    2,187,667    2,044,814    1,813,871    1,782,527
  Assets                             2,717,838    2,579,841    2,431,458    2,171,767    2,164,222
  Deposits                           2,187,208    2,100,895    1,957,313    1,740,590    1,676,001
  Total shareholders' investment       251,747      229,394      208,137      170,846      158,363
- ----------------------------------- ------------ ------------ ------------ ------------ -----------
Ratios
  Capital ratios
    Leverage                             9.02%        8.67%        7.87%        7.97%        6.96%
    Risk-based                          13.97        15.43        15.37        18.23        14.42
  Average shareholders' investment
    as a % of average total assets       9.26         8.89         8.56         7.87         7.32
  Average earning assets as a % of
    average total assets                85.19        84.80        84.10        83.52        82.36
  Rate of return on
      Average earning assets             1.13         1.18         1.79         1.00          .32
      Average total assets                .96         1.00         1.50          .83          .27
      Average total shareholders'
        investment                      10.40        11.28        17.55        10.60         3.66
  Dividend payout ratio                 30.08        22.73         8.02            _            _
  Operating efficiency ratio            75.06        81.12        90.73        80.36        88.92
  Provision for loan loss as a %
    of average loans                      .11            _         (.94)         .26          .30

AN OVERVIEW OF THE COMPANY'S OPERATIONS

     Liberty Bancorp, Inc. ("Liberty") is incorporated under the laws of the State of Oklahoma and is registered as a bank holding company under the Bank Holding Company Act of 1956. As such, it holds all of the shares of its two ma-jor banking subsidiaries, Liberty Bank and Trust Company of Oklahoma City, N.A. ("Liberty Oklahoma City") and Liberty Bank and Trust Company of Tulsa, N.A. ("Liberty Tulsa"), as well as several other subsidiaries.

     Liberty coordinates the financial resources of the consolidated enterprise and also makes investments in and advances funds to its subsidiaries to provide portions of their capital and credit requirements. In addition, it supplies various managerial and support services to the subsidiaries and coordinates their general policies and activities.

     Both Liberty Oklahoma City and Liberty Tulsa provide a broad range of fi-nancial services to individuals, business enterprises, financial institutions and governmental authorities. Liberty Oklahoma City, which has twenty banking centers in Oklahoma City and the surrounding communities of Choctaw, Edmond, Harrah, Midwest City and Norman, is Liberty's largest subsidiary, having assets of $1.9 billion and deposits of $1.5 billion at December 31, 1995. Liberty Tulsa has twelve banking centers in Tulsa and the surrounding communities of Broken Arrow and Jenks, and is the second largest subsidiary of Liberty with assets of $1.0 billion and deposits of $859 million at December 31, 1995.

     Liberty Mortgage Company, a subsidiary of Liberty Oklahoma City, engages in mortgage banking activities. Liberty Real Estate Company, a nonbank subsidi-ary of Liberty, owns and operates Liberty Tower, in which Liberty and Liberty Oklahoma City maintain principal offices. Liberty Trust Company is a state chartered trust company that provides operational support services for the trust departments of Liberty Oklahoma City and Liberty Tulsa. Other subsidi-aries are involved in insurance activities.

Capital Market Services

     The capital markets group of each bank provides investment and money mar-ket services to individuals, trust accounts, corporations and correspondent banks. The capital markets groups are responsible for portfolio management, in-vestment banking activities and the coordination of Liberty's funding and as-set/liability management. The capital markets groups also serve as bro-ker/dealer in eligible investment securities and make available a wide variety of investments to both retail and institutional customers. In addition, some 200 financial organizations utilize all or a portion of Liberty's institutional products including safekeeping, investment portfolio accounting, as-set/liability consulting, and advanced portfolio strategies.

Commercial Banking Services

     Liberty Oklahoma City and Liberty Tulsa deliver comprehensive, competi-tively priced commercial banking services to commercial customers located in Oklahoma and contiguous states. Commercial customers use many commercial bank-ing services including credit, depository and cash management services. The commercial loan portfolio grew to $574.2 million at December 31, 1995 compared to $488.4 million at year end 1994. The commercial loan portfolio comprises approximately 41% of Liberty's total loan portfolio. Liberty's statewide pres-ence strengthens its ability to serve corporate, institutional, and individual financial requirements. In addition, Liberty's experienced lending staff coor-dinates customers' uses of other Liberty services including group plan banking services provided to customers' employees. Commercial banking services encom-pass real estate financing, correspondent and international banking activities.

Correspondent Banking Activities

     Liberty Oklahoma City and Liberty Tulsa provide financial services to over 300 banks in Oklahoma and other parts of the Midwest. Both banks work closely with community and country banks, assisting them in satisfying the loan demands of their customers by participating in their lending activities. In addition, correspondents are provided with lending, investment, operations and other fi-nancial and advisory services. At December 31, 1995, correspondent and re-gional loans totaled $13.6 million or 1% of total loans. This compares to $19.3 million, or 2% of total loans at December 31, 1994.

International Banking Activities

     Liberty Oklahoma City and Liberty Tulsa provide international trade fi-nance and trade services to customers in Oklahoma and surrounding states. Lib-erty's broad network enhances the capabilities of trade service representa-tives, foreign exchange traders and international tellers in providing wire and draft services, documentary collections, retail foreign currency products, for-eign exchange contracts and letters of credit. At December 31, 1995, Liberty Oklahoma City's and Liberty Tulsa's outstanding international standby and com-mercial letters of credit totaled $4.7 million compared to $5.2 million at the end of 1994.

     Designated as a Priority Lender by the Export-Import Bank of the United States, Liberty works with exporters and local banks in providing government-backed financing for export sales. The trade finance officers work together with trade services to provide full service for Liberty customers requiring in-ternational financial expertise and service.

Real Estate Financing

     Liberty Oklahoma City and Liberty Tulsa actively provide construction, de-velopment and intermediate-term loan products along with related real estate services. Real estate mortgage loans totaled $324.0 million at December 31, 1995 and accounted for 23% of total loans. Other real estate loans, including construction and development loans, were $98.2 million at December 31, 1995 and comprised 7% of total loans. This compares to real estate mortgage loans of $269.2 million (23% of total loans) and other real estate loans of $97.3 mil-lion (8% of total loans) one year ago.

Fiduciary Services

     The principal activities of the trust departments of both banks include administration and investment management of personal trusts and estates, pri-vate and public employee benefit plans, including IRA's, corporate trusts and agencies for individuals, corporations, foundations and political entities. Trust assets under management at December 31, 1995 totaled $3.4 billion. As-sets held in trust totaled $6.3 billion. These assets include fixed income and equity securities, residential, commercial and agricultural properties, mineral interests (mainly oil and gas) and private businesses throughout Oklahoma and the Southwest. In addition, Liberty Oklahoma City's Trust Department provides stock transfer, registration, dividend disbursing and dividend reinvestment services for corporations.

Mortgage Banking Services

     Liberty Mortgage Company's ("LMC") residential mortgages operations are carried out through the main Liberty Oklahoma City location, three branches and a correspondent network with community banks within the State. The LMC branch locations are in Oklahoma City, Tulsa and Enid, Oklahoma. Commercial mortgage operations are available at the main bank locations of Liberty Oklahoma City and the LMC branch in Tulsa. A major service provided by mortgage companies is the servicing of the loans marketed to investors through individual loan sales or by creating mortgage-backed pass-through securities. As of December 31, 1995, LMC was servicing approximately $1.3 billion in mortgage loans.

Personal Banking Services

     Liberty Oklahoma City and Liberty Tulsa provide an extensive array of re-tail banking products and services. Liberty Oklahoma City now has 20 banking centers throughout Oklahoma City, Edmond, Norman, Midwest City, Choctaw and Harrah. Liberty Tulsa has eleven banking centers in Tulsa, Jenks and Broken Arrow. All banking centers offer individual and small business lines of credit, automobile loans, boat and recreational vehicle loans, home improvement and second mortgage loans. Depository products offered include checking, sav-ings, certificates of deposit, money market investments, IRA's, Keogh qualified retirement plan accounts, and safe deposit services.

FINANCIAL REVIEW

     Management's discussion and analysis of the 1995 financial results, impor-tant events and trends should be read in conjunction with the consolidated fi-nancial statements, notes to the consolidated financial statements and the sup-plemental statistical and financial data presented elsewhere in this report.

Performance Summary

     Liberty reported net income of $26.2 million for 1995. This compares to net income of $25.9 million for 1994 and $36.5 million for 1993. Net income per share for 1995 was $2.66, compared to $2.64 in 1994 and $3.74 in 1993. Income for the fourth quarter of 1995 was $6.7 million or $.68 per share. This com-pares with income of $5.2 million or $.53 per share for the fourth quarter of 1994. Net income increased during 1995, although it was substantially affected by an increase in the provision for income taxes of $13.2 million. Net income before the provision for income taxes for 1995 totaled $38.5 million compared to $25.0 million for 1994 and $19.9 million in 1993. Income tax provisions are discussed below under "Income Taxes." Net income for 1995 also included net gains on the sale of securities totaling $6.3 million and a $6.6 million in-crease in net interest income. Net income for 1993 included a benefit of $14.3 million for the cumulative effect of a change in accounting for income taxes and negative provisions for loan losses of $7.4 million.

Net Interest Income

     A volume/rate analysis of the changes in net interest income on a fully tax-equivalent basis is shown below. The volume/rate analysis reflects the changes in net interest income from both changes in asset and liability volumes and changes in interest rates. Because of numerous simultaneous balance and rate changes, it is not possible to allocate precisely such changes between balances and rates. For purposes of this table, changes which are not due solely to balance changes or solely to rate changes are allocated to such cate-gories based on the respective percentage changes in average daily balances and average rates.

- -------------------------------------------------------------------------------
Volume/Rate Analysis
- -------------------------------------------------------------------------------
(In thousands)                 1995 vs 1994               1994 vs 1993
- -------------------------------------------------------------------------------
Increase (Decrease) Due  Average  Average            Average  Average
 to Change in            Balance    Rate    Total    Balance   Rate     Total
- -------------------------------------------------------------------------------
Earning Assets
  Loans                  $19,536  $11,309  $30,845   $43,829 ($24,381) $19,448
  Investment securities
    Taxable               (6,578)   7,877    1,299    (4,502)  (1,683)  (6,185)
    Nontaxable             1,282     (270)   1,012       139       56      195
    Trading                   11       24       35         _       14       14
  Federal funds sold and
    other                    600    1,183    1,783    (1,649)   1,012    ( 637)
- -------------------------------------------------------------------------------
Total earning assets      14,851   20,123   34,974    37,817  (24,982)  12,835
- -------------------------------------------------------------------------------

Interest-bearing Liabilities
  Deposits
    Savings and money
      market accounts      2,141    7,277    9,418     2,400      815    3,215
    Other time deposits    2,278   11,590   13,868     2,348    2,516    4,864
  Federal funds purchased
    and other               (129)   2,040    1,911       384    1,604    1,988
  Other borrowings         1,434    1,524    2,958      (591)     943      352
  Long-term notes              _        _        _      (592)       _    ( 592)
- -------------------------------------------------------------------------------
Total interest-bearing
  liabilities              5,724   22,431   28,155     3,949    5,878    9,827
- -------------------------------------------------------------------------------
Change in net interest
  income (tax-
  equivalent)            $ 9,127 ($ 2,308) $ 6,819   $33,868 ($30,860) $ 3,008
===============================================================================

     On a tax-equivalent basis, net interest income increased $6.8 million or 8.5% in 1995 to $86.7 million compared to $79.9 million in 1994 and $76.9 mil-lion in 1993. Liberty's tax-equivalent interest margin has increased to 3.74% for 1995 from 3.65% in 1994. The increase in net interest income between 1995 and 1994 is due principally to the continued increase in higher-yielding loan levels as well as a decrease in lower-yielding taxable securities and interest collected on nonaccrual loan payoffs. Further discussion of Liberty's manage-ment of net interest income can be found in "Interest Rate Sensitivity."

     Tax-equivalent interest income increased $35.0 million to $178.5 million in 1995. The increase is due to the increase in loan volumes and interest rates. Liberty's average loans increased $231 million and its yield on loans increased from 7.8% to 8.8%. Funding for the increased loan levels was pro-vided by investment securities sales and maturities not reinvested and by in-creased interest-bearing deposit levels and other short-term borrowings. Secu-rities averaged $119.0 million below 1994 but the yield improved from 5.4% to 6.4% as maturities not used to fund the increased loan demand were invested in higher yielding securities. These yield and volume mix changes as well as a national increase in interest rates resulted in the yield on average earning assets increasing from 6.6% in 1994 to 7.7% in 1995.

     Total interest expense increased $28.2 million to $91.8 million in 1995 compared to $63.7 million in 1994. This increase was attributable to the higher interest rates on all fund sources, an increase of $120.3 million in av-erage interest-bearing deposits, and $34.0 million lower average noninterest-bearing deposits. The average deposit increases occurred primarily in large deposit liabilities with extended maturities and in the money market account deposits. As a result, Liberty's cost of funds increased from 3.7% in 1994 to 5.0% in 1995.


Noninterest Income

     Noninterest income for the previous three years is shown below. The pri-mary changes were in service charges on deposits, net securities gains and other noninterest income.

- -------------------------------------------------------------------------------
 (In thousands)                                     1995       1994       1993
- -------------------------------------------------------------------------------
Trust fees                                        $15,916    $15,582    $15,508
Service charges on deposits                        15,231     14,603     12,925
Net securities gains                                6,260      1,174      2,750
Mortgage banking income                             6,138      6,242      7,449
Trading account profits and commissions             3,699      4,176      4,591
Credit card fees                                    2,348      2,041      1,402
Loan fees                                           1,752      2,047      1,992
Other                                              12,673     13,196     10,099
- -------------------------------------------------------------------------------
Total                                             $64,017    $59,061    $56,716
===============================================================================

     Net security gains increased $5.1 million or 433.2% due to sales in 1995 of equity and available for sale securities. Net securities gains for 1994 in-cluded a $1.4 million gain on the sale of majority-owned stock of a bank ac-quired in settlement of previously contracted debt. Service charges on depos-its increased $628 thousand or 4.3% during 1995, primarily due to deposit ac-tivity and service fee schedule increases. Other noninterest income decreased $523 thousand, primarily due to lower gains on sales of other assets in 1995 than in 1994 as well as gains on sales of mortgage servicing totaling $1.1 mil-lion. Gains on sales of assets in 1995 totaled $2.2 million compared to $3.0 million in 1994.

Noninterest Expenses

     Noninterest expenses decreased in 1995 by 3.0%. The following table shows the significant noninterest expense categories.

- -------------------------------------------------------------------------------
(In thousands)                                       1995      1994      1993
- -------------------------------------------------------------------------------
Salaries                                          $ 42,278  $ 43,542  $ 44,701
Employee benefits                                    8,969     9,725     9,088
Equipment                                           10,193     9,408     8,094
Occupancy, net                                       9,083     9,065     8,806
Professional and other services                      7,675     8,581    10,001
Data processing                                      7,184     6,498     5,901
Printing, postage and supplies                       5,563     5,257     5,789
Advertising and business development                 3,874     3,535     4,382
Deposit insurance assessment                         2,531     4,387     4,564
Amortization of intangibles, including purchased
  mortgage servicing rights                          2,421     2,429     6,741
Net income from operation of other real estate
  and assets owned                                  (2,182)   (3,225)   (3,408)
Other                                               10,854    12,569    14,069
- -------------------------------------------------------------------------------
Total                                             $108,443  $111,771  $118,728
===============================================================================

     Salaries and employee benefits decreased $2.0 million during 1995 primar-ily due to employee count reductions in the latter half of 1994. As a result of management's expense reduction efforts, the employee count was reduced by 5% during 1994 to 1,364 and to 1,337 employees at year-end 1995. Other than base salary increases, 1994 included $991 thousand in salary and benefits for em-ployees of new banking locations. Expenses in 1993 included $1.4 million ac-crued for severance and other costs to reduce noninterest expenses.

     The deposit insurance assessment declined $1.9 million due to a refund by the Federal Deposit Insurance Corporation ("FDIC") of $1.2 million before in-come taxes. This refund is a result of a decrease in the deposit insurance rates of highly capitalized commercial banks from $.23 per hundred dollars of deposits to $.04 per hundred dollars of deposits effective in the third quarter of 1995. The rate was further lowered to zero effective for the first quarter of 1996. This zero rate, compared to 1995's average rate (net of the reduction in insurance assessment-related service charges) going forward at current de-posit levels, will result in approximately a $1.8 million improvement in the Company's income before provision for income taxes. However, the U.S. Congress is considering legislation concerning the Savings Association Insurance Fund ("SAIF") rescue plan. This legislation could negatively impact banks by in-creasing the banks' insurance assessment to help refinance the SAIF.

     Professional and other service expenses decreased $906 thousand, largely as a result of reductions in the use of temporary employee services and other consulting fees. Professional expenses in 1993 included a $500 thousand ac-crual for an outside consultant to aid in the reduction of noninterest ex-penses. Equipment expense increased $785 thousand primarily due to increased depreciation on new data processing and other equipment. Data processing ex-pense increased $686 thousand.

     The amortization of intangibles decreased $4.3 million or 64.0% in 1994 as a result of accelerated write offs in 1993 of the intangibles associated with purchased mortgage servicing rights. This decrease is partially offset by the amortization of bank acquisition premiums which increased $567 thousand in 1994.

     Other noninterest expense decreased $1.7 million or 13.6%, primarily in expenses for insurance, telephone service and other items. Included in this noninterest expense in 1995 were provisions for $1.6 million to cover expenses related to anticipated payments, settlements and costs of various matters, in-cluding legal proceedings which occurred in the ordinary course of business. Both 1994 and 1993 included provisions of $1.8 million for other corporate risk reserves or losses on mortgage receivables in process of foreclosure.
     Net income from the operation of other real estate and assets owned ("OREO") is comprised of the following:

- -------------------------------------------------------------------------------
Net Income from OREO
- -------------------------------------------------------------------------------
(In thousands)                                       1995      1994      1993
- -------------------------------------------------------------------------------
Provisions                                         ($   50)   $  450    $1,207
Income                                                 149       283       792
Gains on sales                                       2,311     2,993     2,265
Expenses                                              (228)     (501)     (856)
- -------------------------------------------------------------------------------
Net income from OREO                                $2,182    $3,225    $3,408
===============================================================================

     Liberty's operating efficiency ratio for 1995 was 75.1% compared to 81.1% in 1994. The operating efficiency ratio is defined as noninterest expense as a percent of net interest income on a tax equivalent basis plus noninterest in-come less security gains or losses.

Provision for Loan Losses

     Liberty made provisions for loan losses totaling $1.4 million in 1995. No provisions were made to the reserve for loan losses in 1994. As loans continue to increase, Liberty expects to continue to provide additional reserves for the foreseeable future. During 1993, negative provisions were made to this reserve totaling $7.4 million. Liberty reviews the adequacy of its reserve for loan losses on a quarterly basis. The reserve is based on a financial model which estimates the range of inherent loss in Liberty's loan portfolio. The model incorporates various factors required by guidelines of the Comptroller of the Currency, including trends and results in collecting loans, loss experience, evaluation of underlying collateral values, identification and review of spe-cific problem loans, size of the loan portfolio and anticipated increases or declines in size, overall quality of the portfolio and business and economic conditions and trends. Variations in any or all of these factors may cause variations in quarterly provisions or annual provisions to the reserve. A similar analysis is conducted in connection with the reserve for losses on OREO.

Income Taxes

     Liberty recorded $12.3 million in income tax expense (32% effective tax rate during 1995) compared to an income tax benefit of $906 thousand in 1994 and a benefit of $2.4 million during 1993. During 1994, Liberty recorded a tax benefit resulting from its determination that it would generate sufficient tax-able income in future periods to use a significant portion of its net operating loss carryforwards which had been impaired in 1993. The benefit in 1994 from this determination was approximately $8.8 million. Prior to 1994, a valuation allowance had been provided equal to Liberty's net operating loss carryfor-wards. Benefits associated with these net operating loss carryforwards, prior to 1994, were recognized when realized. In 1994, the valuation allowance was removed based on Liberty's estimate that it was more likely than not that suf-ficient taxable income would be generated to allow Liberty to utilize its re-maining net operating loss carryforwards. During 1993, Liberty generated tax-able income sufficient to utilize $18.8 million of net operating loss carryfor-wards for which a valuation allowance had previously been provided. It is es-timated that future effective income tax rates will approximate the statutory rate less the effects of permanent differences, primarily tax-exempt interest income.

Accounting Pronouncements

     The Financial Accounting Standards Board has issued three new accounting pronouncements which will become effective for Liberty during 1996. These pro-nouncements pertain to accounting for the impairment of long-lived assets, mortgage servicing rights and stock-based compensation and are not anticipated to materially impact the consolidated financial statements.

Balance Sheet

Earning Assets

     Average earning assets increased 5.8% during 1995. The increase is pri-marily attributable to Liberty's loan growth. During 1995 and 1994, average earning assets comprised approximately 85% of average total assets compared to 84% in 1993. Liberty's percentage of earning assets to total assets is lower than its peer group (which is in the 90% range) partially because of the sig-nificant amount of public funds processing done by Liberty. This activity, in which Liberty generates fee income, increases demand deposits and cash in Lib-erty's consolidated balance sheet.

     The following table shows the major classifications of Liberty's average earning assets and their percent of total average earning assets for the last three years.

- -------------------------------------------------------------------------------
Average Earning Assets
- -------------------------------------------------------------------------------
(In thousands)                 1995               1994              1993
- -------------------------------------------------------------------------------
Loans                   $1,282,718  55.4%  $1,051,694  48.1%  $  786,275  38.5%
Investment securities      957,028  41.3    1,076,669  49.2    1,155,574  56.5
Trading account
  securities                 4,001    .2        3,831    .2        3,833    .2
Federal funds sold and
  other                     71,593   3.1       55,473   2.5       99,132   4.8
- -------------------------------------------------------------------------------
Total                   $2,315,340         $2,187,667         $2,044,814
===============================================================================

Investment and Trading Account Securities

     The following table shows the recorded amounts for Liberty's investment securities, which do not include trading account securities, as of the end of the previous three years.

- -------------------------------------------------------------------------------
Investment Securities
- -------------------------------------------------------------------------------
(In thousands)                                 1995         1994         1993
- -------------------------------------------------------------------------------
Available for sale
  U.S. Treasury                              $369,263   $  599,272   $  605,586
  U.S. Government agencies
    Mortgage-backed                            77,712       23,639          226
    Other                                      81,605        9,546      108,550
  State and political                             934          490        9,393
  Corporate debt and other                     65,465       23,188       43,072
- -------------------------------------------------------------------------------
Total available for sale                      594,979      656,135      766,827
- -------------------------------------------------------------------------------
Held to maturity
  U.S. Treasury                                    75       53,793       54,478
  U.S. Government Agencies
    Mortgage-backed                            82,498      218,942      216,519
    Other                                      20,507            _       51,467
  State and political                          89,607       71,945       63,346
  Corporate debt and other                          _       71,404       77,274
- -------------------------------------------------------------------------------
Total held to maturity                        192,687      416,084      463,084
- -------------------------------------------------------------------------------
Equity securities                              19,757       18,455       18,628
- -------------------------------------------------------------------------------
Total investment securities                  $807,423   $1,090,674   $1,248,539
===============================================================================

     The market value of Liberty's investment securities portfolio was ap-proximately 100.5% of book value at December 31, 1995. Gross unrealized gains included in the investment portfolio amounted to $20.7 million and are primar-ily related to U.S. Treasury and U.S. government agencies. Gross unrealized losses in the securities portfolio amounted to $1.0 million distributed among various categories.

The following tables show the maturities of Liberty's investment securities. The tables do not include Federal Reserve Bank stock, Federal Home Loan Bank stock and other corporate stock of $19.8 million. The weighted average yields are calculated on the basis of cost, adjusted for accretion and amortization. Weighted average yields on tax-exempt obligations have been computed on a fully tax-equivalent basis at the statutory rate.

- -------------------------------------------------------------------------------
Maturity of Held to Maturity Investment Securities
- -------------------------------------------------------------------------------
                                      After One      After Five
                        Within        But Within     But Within     After Ten
(In thousands)         One Year       Five Years      Ten Years       Years
- -------------------------------------------------------------------------------
                      Amount  Yield  Amount Yield   Amount  Yield  Amount Yield
- -------------------------------------------------------------------------------
U.S. Treasury        $     _    _%  $    75  6.5%  $     _    _%  $     _    _%
U.S. Government
  Agencies
    Mortgage-backed      308  7.5     8,644  7.8     9,524  5.8    64,022  7.9
    Other                  _    _    10,462  7.6     6,529  8.3     3,516  8.3
State and political   17,169  6.4    17,289  7.0    25,010  8.0    30,139  8.3
- -------------------------------------------------------------------------------
Total                $17,477  6.4   $36,470  7.3   $41,063  7.5   $97,677  8.0
===============================================================================


- -------------------------------------------------------------------------------
Maturity of Available for Sale Investment Securities
- -------------------------------------------------------------------------------
                                      After One      After Five
                        Within        But Within     But Within     After Ten
(In thousands)         One Year       Five Years      Ten Years       Years
- -------------------------------------------------------------------------------
                      Amount  Yield  Amount Yield   Amount  Yield  Amount Yield
- -------------------------------------------------------------------------------
U.S. Treasury        $144,617  5.4% $214,248 7.0%  $10,179   7.4% $   219  8.4%
U.S. Government
  Agencies
    Mortgage-backed       217  5.9     5,612 9.0     7,771   8.4   64,112  7.4
    Other                 510  4.3    21,868 7.4    59,027   8.0      200  5.8
State and political       112  6.5       243 8.5         _     _      579  9.4
Corporate debt and
  other                12,976  5.1    43,454 5.9     7,670   6.9    1,365  7.2
- -------------------------------------------------------------------------------
Total                $158,432  5.4  $285,425 6.9   $84,647   7.9  $66,475  7.4
===============================================================================

Loans

     Liberty's loans increased $224.4 million or 19.0% during 1995. This growth is a result of a continued emphasis on building the loan portfolio to peer levels. Liberty commenced credit card issuances during 1993. Credit card loans increased from $31 thousand at the end of 1992 to $4.9 million at the end of 1995.

     Loan concentrations are an important factor in the assessment of risk in the loan portfolio. The composition of the loan portfolio at year-end for the past five years is presented below.

- -------------------------------------------------------------------------------
Loan Portfolio
- -------------------------------------------------------------------------------
(In thousands) 1995 1994 1993 1992 1991
Commercial and other (1)   $  574,186  $  488,400  $376,454  $262,837  $388,493
Real estate _ mortgage        323,957     269,232   199,104   154,410   172,693
Personal                      317,404     233,654   195,392   106,958   104,970
Real estate _ construction     98,169      97,344    85,566    67,417    89,704
Energy                         76,887      71,883    57,089    68,576    60,668
Correspondent and regional     13,611      19,266    17,336    16,855    29,063
- -------------------------------------------------------------------------------
Total                      $1,404,214  $1,179,779  $930,941  $677,053  $845,591
===============================================================================
(1) Includes term federal funds of $115.0 million in 1991. Liberty had no term federal funds at the end of 1995, 1994, 1993 or 1992.

Liberty's loan portfolio reflects significant sensitivity to the movement of interest rates because of its relatively short-term nature and variable pric-ing. Scheduled maturities of Liberty's loan portfolio (excluding real estate _ mortgage and personal loans) at December 31, 1995 are summarized below:

- -------------------------------------------------------------------------------
                                                After One
                                      Within    But Within    After
(In thousands)                        One Year  Five Years  Five Years   Total
- -------------------------------------------------------------------------------
Commercial, correspondent and other   $270,549    $240,171    $63,466  $574,186
Energy                                  53,678      23,209          _    76,887
Real estate _ construction              56,782      34,532      6,855    98,169
- -------------------------------------------------------------------------------
  Total                               $381,009    $297,912    $70,321  $749,242
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

- -------------------------------------------------------------------------------
(In thousands)
- -------------------------------------------------------------------------------
Predetermined rate                                                    $106,591
Floating or adjustable rate                                            261,642
- -------------------------------------------------------------------------------
  Total                                                               $368,233
===============================================================================

     Liberty's practices in granting commitments and establishing lines of credit are typical of industry practices and standards. Terms, particularly rates and commitment fees, are subject to individual negotiations, with most commitments extended for a one year period. Liberty's credit standards and re-view practices with respect to loans are also used in granting commitments and establishing lines of credit. At December 31, 1995, the bank subsidiaries had legally binding loan commitments outstanding amounting to $588.6 million. Lib-erty does not expect a significant portion of these commitments to be exercised during the near-term. Management is of the opinion that no firm, unfunded com-mitments of material amounts which represent unusual risks are outstanding, ex-cept to the extent included in potential problem loans and/or allocated for in the reserve for loan losses.

Nonperforming Loans

     Liberty's nonperforming loans consist of nonaccrual, 90 days or more past due and restructured loans. Liberty's consolidated financial statements are prepared on the accrual basis of accounting, including recognition of interest income on its loan portfolio. However, when the full collectibility of interest or principal on any loan becomes uncertain or is collectible only after an ex-tended period of time, that loan is placed on nonaccrual status. Any accrued yet uncollected interest is usually reversed. Thereafter, interest is recog-nized as income only as it is collected in cash and only to the extent that the collectibility of the principal is not in doubt. Restructured loans include those loans earning interest at rates less than originally contracted due to a troubled debtor situation. Interest on such loans is included in income only to the extent of the reduced rate if it is deemed collectible. Past due loans, while not performing contractually, do not meet the criteria to be nonaccrual. Interest is accrued and payments are divided between income and principal based on the loan contract.

     Nonperforming loans increased 17.2% or $2.0 million to $13.5 million at year-end 1995 from $11.6 million at year-end 1994, partially as a result of Liberty's increased loan portfolio. Nonperforming loans as a percent of total loans decreased from .98% to .96% at the end of 1995.

     Nonaccrual loans totaled $9.9 million at December 31, 1995. Of these loans, $4.7 million or 47.8% were contractually current with a total of $4.8 million or 48.8% representing loans that have met at least 85% of their con-tractual payments during 1995. The contractual balance on total nonaccrual loans was $13.2 million at year-end 1995 with $5.0 million or 37.6% of these loans contractually current and a total of $5.1 million or 38.5% rated 85% cur-rent or better.

- -------------------------------------------------------------------------------
Nonperforming Loans
- -------------------------------------------------------------------------------
(In thousands)                       1995     1994     1993     1992     1991
- -------------------------------------------------------------------------------
Nonaccrual                         $ 9,878  $ 7,808  $10,138  $19,244  $37,026
Restructured                           690        _        _        _        _
Past due 90 days or more             2,975    3,748    3,313      487      750
- -------------------------------------------------------------------------------
  Total                            $13,543  $11,556  $13,451  $19,731  $37,776
===============================================================================

Nonperforming Loans as % of
  Total Loans                         .96%     .98%    1.44%    2.91%    4.47%
===============================================================================

- -------------------------------------------------------------------------------
Analysis of Nonperforming Loans by Type
- -------------------------------------------------------------------------------
(In thousands)                       1995     1994     1993     1992     1991
- -------------------------------------------------------------------------------
Commercial and other               $ 6,698  $ 3,119  $ 3,604  $ 6,436  $ 8,999
Energy                                 739      321      632      706    1,685
Real estate _ construction             428    2,021    3,236    3,826    7,921
Real estate _ mortgage               3,088    3,938    5,135    8,126   13,378
Correspondent and regional               _        _        _        _    4,547
Personal                             2,590    2,157      844      637    1,246
- -------------------------------------------------------------------------------
  Total                            $13,543  $11,556  $13,451  $19,731  $37,776
===============================================================================

     The gross interest income from nonaccrual loans outstanding at December 31, 1995, had they been performing in accordance with their original terms, would have been approximately $1.2 million for 1995. The amount of interest from nonaccrual loans included in interest income for 1995 was approximately $660 thousand. Foregone interest income from nonaccrual and restructured loans for the past five years beginning with 1995 was approximately $515 thousand, $799 thousand, $1.1 million, $1.5 million and $3.0 million, respectively.

     Liberty adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan _ Income Recognition and Dis-closure," as of January 1, 1995. SFAS No. 114 requires that certain impaired loans be measured based on the present value of expected future cash flows dis-counted at the loan's original effective interest rate. As a practical expedi-ent, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.

     Liberty had previously calculated the required level of the reserve for loan losses using methods similar to those prescribed in SFAS No. 114. As a result of adopting these statements, no additional reserve for loan losses was required as of January 1, 1995.

     At December 31, 1995, Liberty had a recorded investment of $10.6 million in loans classified as impaired, of which $3.1 million required a valuation al-lowance of $430 thousand as calculated under SFAS No. 114. Interest income on impaired loans has been recorded by Liberty in a manner consistent with its in-come recognition policies for other loans.

Potential Problem Loans

     "Potential problem loans" are those loans which, although currently per-forming, have credit weaknesses such that management has serious doubts as to the borrowers' future ability to comply with present terms, and thus may result in a change to nonperforming status. Management has identified, through in-ternal credit ratings, certain performing loans which demonstrate some dete-rioration in credit quality and, accordingly, are scrutinized more carefully. At December 31, 1995, these loans totaled $473 thousand compared to $177 thou-sand and $17.0 million at December 31, 1994 and 1993, respectively. Of these amounts, approximately $98 thousand represented letters of credit and unfunded loan commitments at December 31, 1993. There were no unfunded balances at the end of 1995 or 1994. The decrease from year-end 1993 was primarily attribut-able to the repayment of one large problem loan relationship during 1994. Ex-posure to loss of principal on such loans and commitments has been considered in the establishment of the reserve for loan losses.

Reserve for  Loan Losses

     Liberty allocates the reserve for loan losses according to the amount deemed by management to be reasonably necessary to provide for inherent losses within the categories of loans set forth in the following table. It should be recognized that such allocations are not precise and are not necessarily in-dicative of future loan losses. Although the loan loss reserve has been allo-cated among loan categories, all of such reserve is available to absorb all losses on loans from any category. Known loan losses and recoveries are charged to the loan loss reserve on a monthly basis.

- -------------------------------------------------------------------------------
Allocation of Reserve for Loan Losses
- -------------------------------------------------------------------------------
(Dollars In thousands)                1995     1994     1993     1992     1991
- -------------------------------------------------------------------------------
Commercial and other
  Reserve amount                    $ 2,681  $ 1,592  $ 1,151  $ 2,382  $ 2,518
  Loans as a percent of total loans  40.89%   41.40%   40.76%   39.55%   46.26%
Energy
  Reserve amount                         59       57    3,305    2,603      635
  Loans as a percent of total loans   5.48%    6.09%    6.10%   10.00%    7.13%
Real estate _ construction
  Reserve amount                        194      872      999    2,533    4,611
  Loans as a percent of total loans   6.99%    8.25%    9.14%    9.84%   10.55%
Real estate _ mortgage
  Reserve amount                        517      389      452    2,533    1,041
  Loans as a percent of total loans  23.07%   22.82%   21.27%   22.54%   20.30%
Correspondent and regional
  Reserve amount                          _      134      183      545    3,490
  Loans as a percent of total loans    .97%    1.63%    1.85%    2.46%    3.42%
Personal
  Reserve amount                      2,620    2,683    1,834    1,232    1,191
  Loans as a percent of total loans  22.60%   19.81%   20.88%   15.61%   12.34%
Unallocated reserve                  10,412   13,354   12,062   13,753   12,502
- -------------------------------------------------------------------------------
Total reserve                       $16,483  $19,081  $19,986  $25,581  $25,988
===============================================================================
Reserve for loan losses as a % of
  total loans                         1.17%    1.62%    2.14%    3.73%    3.06%
Reserve for loan losses as a % of
  nonperforming loans               121.71%  165.12%  148.58%  129.65%   68.80%

Liberty made provisions for loan losses in 1995 beginning in the third quarter. If loans continue to grow, management expects to continue to add to the reserve for loan losses commensurate with such growth. The following table summarizes average loan balances, changes in the reserve for loan losses arising from loans charged off and recoveries on loans previously charged off by loan cate-gory, and additions to the reserve which have been charged to operating ex-pense.

- -------------------------------------------------------------------------------
Analysis of Reserve for Loan Losses
- -------------------------------------------------------------------------------
(Dollars in thousands)  1995        1994        1993        1992        1991
- -------------------------------------------------------------------------------
Balance at beginning
  of year            $   19,081  $   19,986  $   25,581  $   25,988  $   24,830
Charge-offs
  Commercial and
    other                 2,943         481         258       1,369       1,901
  Energy                    214           _           _          22          81
  Real estate_
    construction             88           4         378       1,511         190
  Real estate _
     mortgage                13           3          61         435         224
  Correspondent and
    regional                  _           _          22         433          22
  Personal                2,412       1,698       1,154         835         779
- -------------------------------------------------------------------------------
    Total charge-offs     5,670       2,186       1,873       4,605       3,197
- -------------------------------------------------------------------------------
Recoveries
  Commercial and
    other                 1,152         485         680         520         863
  Energy                     41         174         106         100         338
  Real estate _
    construction             42         180         679         620         377
  Real estate _
    mortgage                 35          29         264         562          55
  Correspondent and
    regional                 16          25           1         173          56
  Personal                  436         388         670         360         414
- -------------------------------------------------------------------------------
    Total recoveries      1,722       1,281       2,400       2,335       2,103
- -------------------------------------------------------------------------------
Net charge-offs           3,948         905       ( 527)      2,270       1,094
Provisions for loan
  losses                  1,350           _      (7,363)      1,793       2,252
Reserves from
  acquired banks              _           _       1,241          70           _
- -------------------------------------------------------------------------------
Balance at end of
  year               $   16,483  $   19,081    $ 19,986    $ 25,581    $ 25,988
===============================================================================
Average loans
  outstanding        $1,282,718  $1,051,694    $786,275    $698,162    $757,411
===============================================================================
Ratio of net charge-
  offs (recoveries)
  to average loans
  outstanding              .31%        .09%       (.07%)       .32%        .14%
===============================================================================

Other Real Estate and Assets Owned

     OREO (net of reserves) decreased $1.6 million during 1995. The following tables show OREO and the reserve for OREO for the past five years.

- -------------------------------------------------------------------------------
Other Real Estate and Assets Owned
- -------------------------------------------------------------------------------
(In thousands)                        1995    1994     1993     1992     1991
- -------------------------------------------------------------------------------
Land                                 $2,084  $4,522  $ 8,791  $14,516  $21,773
Commercial _ office buildings and
  motels                              1,914     792    2,487    2,481    7,541
Commercial _ shopping centers             _       _      200      660    8,429
Residential _ single-family             575   1,031    1,631    1,122    1,754
Residential _ multi-family                _       _        _       57    3,756
Oil and gas properties                    _       _        _      306      523
Other                                    14      25      256    1,520    3,851
- -------------------------------------------------------------------------------
Total other real estate and assets
  owned                              $4,587  $6,370  $13,365  $20,662  $47,627
Less reserve for losses                (856) (1,042)  (2,521)  (5,001) (11,447)
- -------------------------------------------------------------------------------
Other real estate and assets owned,
  net                                $3,731  $5,328  $10,844  $15,661  $36,180
===============================================================================

- -------------------------------------------------------------------------------
Reserve for Losses on Other Real Estate and Assets Owned
- -------------------------------------------------------------------------------
(In thousands)                        1995    1994     1993     1992     1991
Balance at beginning of year         $1,042  $2,521   $5,001  $11,447  $22,078
Charge-offs                            (236) (1,029)  (1,515)  (4,105) (10,791)
Provisions for losses                    50    (450)  (1,207)  (2,341)     160
Reserves from acquired banks              _       _      242        _        _
- -------------------------------------------------------------------------------
Balance at end of year               $  856  $1,042   $2,521  $ 5,001  $11,447
===============================================================================
Reserve for  losses on other real
  estate and assets owned as a %
  of total other real estate and
  assets owned                       18.66%  16.36%   18.86%   24.20%   24.03%
===============================================================================

     Charge-offs include losses on sales and market writedowns. The reserves are in addition to recording foreclosed real estate at or below current ap-praisal values.

Capital Funds

     Year-end shareholders' investment as a percentage of total assets amounted to 9.2% for 1995, compared to 8.1% for 1994 and 8.5% for 1993.

     Capital adequacy is currently measured by banking regulators using various capital criteria and ratios under the heading of risk-based capital. Tier 1 capital for bank holding companies includes common equity and perpetual pre-ferred stock (subject to certain limitations) minus intangible assets. The ad-justment to shareholders' investment for unrealized gains and losses for secu-rities available for sale as required by SFAS 115 is disregarded in this calcu-lation. There are also limitations on the amount of deferred tax assets that may be included in Tier 1 capital. Tier 2 capital includes supplementary ele-ments such as limited amounts of reserve for loan losses, perpetual preferred stock (in excess of Tier 1 limits), subordinated debt and other items. The lev-erage ratio, defined as Tier 1 capital divided by average adjusted total as-sets, limits the amount of leverage a bank can undertake because of the ratio's emphasis on equity or core capital.

     All but the most highly-rated banks are required to carry a minimum lever-age ratio of 3% plus a cushion of 1% to 2%. The risk-based capital ratio, de-fined as total capital (Tier 1 plus Tier 2) divided by risk-weighted assets, is the regulators' other primary determinant of capital adequacy and was designed principally as a measure of credit risk. Banking organizations have been given a risk-based capital ratio requirement of 8%. The FDIC assesses insurance pre-miums based in part on the level of capital, with banks which are "well capi-talized" paying assessments at lower rates. Liberty's and its subsidiary banks' capital ratios are significantly higher than the current guidelines and the subsidiary banks are "well capitalized" for deposit insurance purposes.

- -------------------------------------------------------------------------------
Risk-based Capital
- -------------------------------------------------------------------------------
(In thousands) 1995 1994
Tier 1 Capital
  Shareholders' investment                              $  268,894  $  234,380
  Unrealized (gains) losses on available for sale
    securities disallowed                                  (10,025)      6,854
  Deferred tax asset disallowed                             (5,931)     (5,537)
  Intangible assets disallowed                              (7,961)     (9,312)
- -------------------------------------------------------------------------------
    Total Tier 1 Capital                                   244,977     226,385
Tier 2 Capital
  Reserve for loan losses (1)                               16,483      19,081
- -------------------------------------------------------------------------------
    Total capital                                          261,460     245,466
===============================================================================
Risk-weighted Assets                                    $1,871,915  $1,590,539
===============================================================================
Leverage Ratio                                               9.02%       8.67%
Risk-based Ratio                                            13.97       15.43
(1)  Limited to 1.25% of risk-weighted assets.

     Liberty Oklahoma City had a risk-based capital ratio of 13.67% and Liberty Tulsa had a risk-based capital ratio of 12.17%. Liberty and its subsidiary banks exceed required ratios for 1995 and plan to do so in the future.

Deposits

     Deposits represent the principal source of funds for Liberty. Average de-posit levels totaled approximately 80% of total average assets in 1995. Levels of deposits increased in 1995 and 1994 due to product marketing efforts and in 1994 due to bank acquisitions.

- -------------------------------------------------------------------------------
Average Deposits
- -------------------------------------------------------------------------------
(In thousands)                                  1995        1994        1993
- -------------------------------------------------------------------------------
Noninterest-bearing demand deposits          $  582,506  $  616,552  $  615,567
Interest-bearing demand deposits                656,129     564,142     481,595
Savings                                         127,790     147,716     142,174
Time deposits                                   820,783     772,485     717,977
- -------------------------------------------------------------------------------
Total                                        $2,187,208  $2,100,895  $1,957,313
===============================================================================

     The previous table includes average deposits with the branches of Liberty Oklahoma City and Liberty Tulsa in Nassau, The Bahamas of $45.3 million, $29.4 million and $33.0 million for the years 1995, 1994 and 1993, respectively. The Liberty Oklahoma City Nassau branch was closed during 1994.

     As of December 31, 1995, time certificates of deposit and other time de-posits issued in amounts of $100,000 or more mature as follows:

- -------------------------------------------------------------------------------
Maturities of Time Deposits greater than $100,000
- -------------------------------------------------------------------------------
(In thousands)
- -------------------------------------------------------------------------------
Within three months                                                   $386,583
After three but within six months                                       12,384
After six but within twelve months                                      29,492
After twelve months                                                     44,922
- -------------------------------------------------------------------------------
Total                                                                 $473,381
===============================================================================

     Both Liberty Oklahoma City and Liberty Tulsa continue to be primarily funded in the local market place. In management's opinion, funding and liquid-ity at Liberty's bank subsidiaries are adequate to meet current and projected financial commitments, although management continues to be concerned about the industry-wide trend of decreasing core deposits in banks.

Other Borrowings

     The details of the major sources of other borrowings are included in the following tables. The general terms of these borrowings are consistent with industry standards.

- -------------------------------------------------------------------------------
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase
- -------------------------------------------------------------------------------
(In thousands)                                      1995      1994      1993
- -------------------------------------------------------------------------------
Borrowings outstanding
  At year-end                                     $171,739  $139,700  $116,486
  Average for the year                             131,224   134,444   122,103
  Maximum month-end balance                        173,152   219,662   167,608
Interest rates
  Average for the year                                5.7%      4.1%      2.9%
  Average at end of year                              5.5       4.9       2.9

- -------------------------------------------------------------------------------
Treasury, Tax and Loan Deposits and Other Borrowings
- -------------------------------------------------------------------------------
(In thousands)                                      1995      1994      1993
- -------------------------------------------------------------------------------
Borrowings outstanding
  At year-end                                     $128,267 $  90,452  $161,626
  Average for the year                             118,217    89,893   110,847
  Maximum month-end balance                        297,565   191,704   241,434
Interest rates
  Average for the year                                5.8%      4.4%      3.2%
  Average at end of year                              5.7       5.3       2.9


International Exposure

     Liberty has little direct exposure to foreign credits. Cross-border out-standings include loans, acceptances, interest-bearing deposits with other banks and interest-bearing investments or other monetary assets denominated in nonlocal currencies of foreign banks (including domestic branches of foreign banks). At December 31, 1995, Liberty had $1.4 million in cross-border out-standings (none of which was with domestic branches of foreign banks), compared to $2.2 million at December 31, 1994 and $1.2 million at December 31, 1993.

Asset and Liability Management

     A senior management committee, the Investment/Asset/Liability Committee, has the responsibility for monitoring and coordinating the asset and liability positions, interest rate sensitivity, liquidity and other resource planning strategies of Liberty on an ongoing basis. This committee monitors the antici-pated effects of interest rate changes on both earnings and market value of capital for interest rate moves from 50 to 400 basis points. In addition, the committee has recommended policies which the Board of Directors has adopted setting limits within which the asset/liability risk positions are to be main-tained.

     As a result of increased holdings of loans, Liberty was a net purchaser of federal funds and securities under repurchase agreements averaging $60.3 mil-lion in 1995 compared to $80.9 million in 1994 and $28.5 million in 1993.

     Liquidity is the ability to meet financial obligations for the payment of funds. Some of the sources of funds to provide liquidity include core depos-its, large certificates of deposit, federal funds purchased from both upstream and downstream banks, sale of securities under agreements to repurchase, Treas-ury Tax and Loan accounts, investment securities held in the available for sale account which can be sold or pledged for borrowing and the availability of loans and investment securities held in the held to maturity account which can be pledged for borrowings.

Interest Rate Sensitivity

     Liberty's policy is to maintain as balanced a position in interest-sen-sitive assets and liabilities as possible with a goal to achieve consistent in-terest margins in all interest rate environments. Nevertheless, Liberty is li-ability sensitive largely due to the short-term nature of its deposits, espe-cially savings and money market accounts, and short-term borrowings. Because of this liability sensitivity, Liberty's net interest margin in the near-term may be vulnerable to increased interest rates.

     The net interest margin of Liberty was impacted by an increase in interest rates, as experienced in the past year and through the second quarter of 1995. Due to the increase in loan volume, restructuring of the available for sale portfolio into higher yields and more stable cost of funds in the third quar-ter, Liberty's net interest margin improved. Normally, because Liberty is li-ability sensitive, in the short-term its liabilities reprice at the higher rates sooner than its assets. As such, the net interest margin is narrowed as liabilities are repriced or mature. However, the increase in liability rates, particularly in a increasing rate environment, may not increase as much as as-set rates depending on the timing of the decision to increase consumer deposit rates. Liberty monitors its interest-sensitivity position on a continuing basis to ensure that interest rate changes do not create a material adverse impact. Liberty also adjusts its asset and liability structures, to the extent possi-ble, to allow for projected rate changes.

     A table showing the repricing of Liberty's earning assets and interest-bearing liabilities at December 31, 1995 is outlined below. Deposits without maturities, such as savings, now accounts and money market accounts, are clas-sified as less than 90 days.

- -------------------------------------------------------------------------------
Interest Rate Sensitivity
- -------------------------------------------------------------------------------
                             0-90      91-365   One to     After
(In thousands)               Days       Days  Five Years Five Years    Total
Earning assets
Loans                    $  772,893  $121,438  $377,733   $132,150  $1,404,214
Securities                   66,815   102,830   290,644    355,823     816,112
Other earning assets        261,363         _         _          _     261,363
- -------------------------------------------------------------------------------
  Total earning assets    1,101,071   224,268   668,377    487,973   2,481,689
- -------------------------------------------------------------------------------

Interest-bearing
  liabilities
Deposits                  1,346,363   180,048   188,120     17,991   1,732,522
Other borrowings            273,379    12,042    14,585          _     300,006
- -------------------------------------------------------------------------------
  Total Interest-bearing
    liabilities           1,619,742   192,090   202,705     17,991   2,032,528
- -------------------------------------------------------------------------------
Net position               (518,671)   32,178   465,672    469,982     449,161
===============================================================================
Cumulative net position ($  518,671)($486,493)($ 20,821)  $449,161  $  449,161
===============================================================================
% of earning assets          (20.9%)   (19.6%)     (.9%)     18.1%       18.1%
===============================================================================

Parent Company Funding Sources and
 Dividends

     At December 31, 1995, the parent company had cash, including interest bearing deposits, of $1.1 million compared to $6.2 million at December 31, 1994. Liberty's ability to fund various operating expenses and dividends is generally dependent on parent-only earnings, cash reserves and funds derived from its subsidiaries, principally Liberty Oklahoma City and Liberty Tulsa. These funds historically have been provided primarily by intercompany dividends and management fees. Management fees are generally limited to reimbursement of actual expenses. It is anticipated that Liberty's recurring cash sources will continue to include dividends and management fees from subsidiaries, proceeds from the sale of other assets (principally other real estate and assets owned) and retained rights to any gains from the sales of mortgage servicing or other assets. Dividends may be paid by subsidiary banks from time to time to support Liberty's activities. Liberty Oklahoma City and Liberty Tulsa are limited in their ability to pay dividends to Liberty based on applicable provisions of the National Bank Act pertaining to earnings and undivided profits. As of January 1, 1996, the ability of Liberty Oklahoma City and Liberty Tulsa to pay divi-dends to Liberty without regulatory approval was limited to $24.4 million and $5.2 million, respectively.

     Liberty Real Estate Company, a wholly-owned subsidiary, is dependent upon Liberty for financial support to cover deficits in operating cash flows result-ing from operating costs, debt service, capital expenditures and other needs. These costs are primarily intercompany and insignificant to Liberty as a whole. It is anticipated that Liberty will continue to provide such support.

     Liberty paid four quarterly cash dividends of $.20 per common share in 1995 totaling $7.6 million. During 1994, Liberty paid four quarterly dividends of $.15 per common share, totaling $5.7 million. It is expected that such cash dividends, at levels to be determined by the Board of Directors, will continue if justified by Liberty's earnings, capital adequacy and financial condition.

     In management's opinion, the parent company's current liquidity and cash sources are anticipated to meet its obligations in the near-term.


SELECTED STATISTICAL INFORMATION        Liberty Bancorp, Inc.

- -------------------------------------------------------------------------------
Consolidated Summary of Quarterly Financial Information
- -------------------------------------------------------------------------------
(In thousands, except per share data)
- -------------------------------------------------------------------------------
1995                                   Fourth     Third      Second     First
- -------------------------------------------------------------------------------
Interest income                       $45,298    $44,513    $44,584    $41,671
Interest income (tax equivalent)       45,972     45,143     45,165     42,250
Interest expense                       23,254     22,956     22,972     22,633
Net interest income                    22,044     21,557     21,612     19,038
Provision for loan losses               1,150        200          _          _
Trust fees                              4,021      4,127      3,824      3,944
Mortgage banking income                 1,489      1,645      1,486      1,518
Other noninterest income               10,115      9,534     10,114     12,200
Noninterest expense                    26,718     25,571     28,068     28,086
Net income                              6,678      7,511      6,099      5,905
Net income per share                      .68        .76        .62        .60


At Quarter End
  Shares of common stock, net of treasury stock
    Outstanding                         9,467      9,468      9,482      9,467
    Fully-diluted                       9,875      9,871      9,866      9,816




- -------------------------------------------------------------------------------
1994                                   Fourth     Third      Second     First
- -------------------------------------------------------------------------------
Interest income                       $38,796    $35,957    $34,129    $32,458
Interest income (tax equivalent)       39,353     36,412     34,703     33,088
Interest expense                       19,002     16,417     15,019     13,222
Net interest income                    19,794     19,540     19,110     19,236
Provision for loan losses                   _          _          _          _
Trust fees                              3,641      3,771      4,010      4,160
Mortgage banking income                 1,418      1,434      1,625      1,765
Other noninterest income               11,135      7,902      9,318      8,882
Noninterest expense                    28,212     27,330     28,004     28,225
Net income                              5,159     10,608      5,157      4,952
Net income per share                      .53       1.08        .53        .51


At Quarter End
  Shares of common stock, net of treasury stock
    Outstanding                         9,474      9,484      9,484      9,478
    Fully-diluted                       9,803      9,836      9,825      9,780




- ----------------------------------------------------------------------------------------------------------------------------------
Average Balances/Net Interest Margin/Rates (1)
- ----------------------------------------------------------------------------------------------------------------------------------
For the year                                          1995                            1994                         1993
- ----------------------------------------------------------------------------------------------------------------------------------
                                    Average                Average    Average               Average    Average             Average
(In thousands)                      Balance      Interest   Rate      Balance      Interest  Rate      Balance    Interest  Rate
- ----------------------------------------------------------------------------------------------------------------------------------
Assets
Loans (2)                          $1,282,718    $113,150   8.82%    $1,051,694    $82,305   7.83%    $786,275    $ 62,857  7.99%
Investment securities (3)
  Taxable                             887,936      55,375   6.24      1,022,535     54,076   5.29    1,103,154      60,261  5.46
  Nontaxable                           69,092       5,496   7.95         54,134      4,484   8.28       52,420       4,289  8.18
Trading account securities              4,001         280   7.00          3,831        245   6.40        3,833         231  6.03
- ---------------------------------- ------------- ---------- -------- ------------- --------- -------- ----------- --------- ------
Total securities                      961,029      61,151   6.36      1,080,500     58,805   5.44    1,159,407      64,781  5.59
Federal funds sold and securities
  purchased under agreements to
  resell and other                     71,593       4,229   5.91         55,473      2,446   4.41       99,132       3,083  3.11
- ---------------------------------- ------------- ---------- -------- ------------- --------- -------- ----------- --------- ------
Total earning assets                2,315,340     178,530   7.71      2,187,667    143,556   6.56    2,044,814     130,721  6.39
Cash and due from banks-
  noninterest-bearing                 261,619                           258,007                        259,603
Reserve for loan losses               (18,115)                          (19,829)                       (21,675)
Other assets                          158,994                           153,996                        148,716
                                    ----------                        ----------                     ----------
Total assets                       $2,717,838                        $2,579,841                     $2,431,458
                                    ==========                        ==========                     ==========


Liabilities and Shareholders'
  Investment
Interest-bearing deposits
  Savings and money market
    accounts                       $  783,919    $ 29,036   3.70%    $  711,858   $ 19,618   2.76%  $  623,769    $ 16,403  2.63%
  Other time deposits                 820,783      48,491   5.91        772,485     34,623   4.48      717,977      29,759  4.14
- ---------------------------------- ------------- ---------- -------- ------------- --------- -------- ----------- --------- ------
  Total interest-bearing deposits   1,604,702      77,527   4.83      1,484,343     54,241   3.65    1,341,746      46,162  3.44
Federal funds purchased and
  securities sold under agreements
  to repurchase                       131,224       7,413   5.65        134,444      5,502   4.09      122,103       3,514  2.88
Other borrowings                      118,217       6,875   5.82         89,893      3,917   4.36      110,847       3,565  3.22
Long-term debt                              _           _      _              _          _      _        6,997         592  8.46
- ---------------------------------- ------------- ---------- -------- ------------- --------- -------- ----------- --------- ------
Total interest-bearing liabilities  1,854,143      91,815   4.95      1,708,680     63,660   3.73    1,581,693      53,833  3.40
Demand deposits                       582,506                           616,552                        615,567
Other liabilities                      29,442                            25,215                         26,061
Shareholders' investment              251,747                           229,394                        208,137
Total liabilities and
                                    ----------                        ----------                     ----------
  shareholders' investment         $2,717,838                        $2,579,841                     $2,431,458
                                    ==========                        ==========                     ==========

Interest income/earning assets                   $178,530   7.71%                  $143,556  6.56%                $130,721  6.39%
Interest expense/earning assets                    91,815   3.97                     63,660  2.91                   53,833  2.63
                                                 ---------- --------               --------- --------             --------- ------
Net interest margin                              $ 86,715   3.74%                  $ 79,896  3.65 %               $ 76,888  3.76 %
                                                 ========== ========               ========= ========             ========= ======

 (1) Income and rates shown on a tax-equivalent basis have been computed based on the statutory rate of 35% for 1995, 1994 and 1993 and 34% for the years 1992 and 1991.
(2) Includes nonaccrual loans.
(3) Includes available for sale securities at amortized cost for all years presented.

- ---------------------------------------------------------------------------------------------------
Average Balances/Net Interest Margin/Rates (1)
- ---------------------------------------------------------------------------------------------------
For the year                                        1992                            1991
- ---------------------------------------------------------------------------------------------------
                                    Average                Average    Average               Average
(In thousands)                      Balance      Interest   Rate      Balance      Interest  Rate
- ---------------------------------------------------------------------------------------------------
Assets
Loans (2)                          $  698,162    $ 55,884   8.00%    $  757,411    $ 70,071  9.25%
Investment securities (3)
  Taxable                             839,979      58,137   6.92        695,851      56,897  8.18
  Nontaxable                           54,428       4,726   8.68         56,989       4,798  8.42
Trading account securities              6,444         431   6.69          7,373         516  7.00
- ---------------------------------- ------------- ---------- -------- ------------- --------- ------
Total securities                      900,851      63,294   7.03        760,213      62,211  8.18
Federal funds sold and securities
  purchased under agreements to
  resell and other                    214,858       7,546   3.51        264,903      15,256  5.76
- ---------------------------------- ------------- ---------- -------- ------------- --------- ------
Total earning assets                1,813,871     126,724   6.99      1,782,527     147,538  8.28
Cash and due from banks-
  noninterest-bearing                 252,950                           253,855
Reserve for loan losses               (25,238)                          (24,470)
Other assets                          130,184                           152,310
                                   ----------                        ----------                     ----------
      Total assets                 $2,171,767                        $2,164,222
                                   ==========                        ==========                     ==========


Liabilities and Shareholders'
  Investment
Interest-bearing deposits
  Savings and money market
    accounts                       $  506,670    $ 16,517   3.26%    $  436,162    $ 22,097  5.07%
  Other time deposits                 682,799      35,329   5.17        718,295      50,528  7.03
- ---------------------------------- ------------- ---------- -------- ------------- --------- ------
  Total interest-bearing deposits   1,189,469      51,846   4.36      1,154,457      72,625  6.29
Federal funds purchased and
  securities sold under agreements
  to repurchase                       120,173       3,995   3.32        170,608       9,352  5.48
Other borrowings                      106,944       3,662   3.42        121,719       6,468  5.31
Long-term debt                          8,327         700   8.41         10,547         977  9.26
Total interest-bearing liabilities  1,424,913      60,203   4.23      1,457,331      89,422  6.14
Demand deposits                       551,121                           521,544
Other liabilities                      24,887                            26,984
Shareholders' investment              170,846                           158,363
                                   ----------                        ----------                     ----------
Total liabilities and
  shareholders' investment         $2,171,767                        $2,164,222
                                   ==========                        ==========                     ==========

Interest income/earning assets                   $126,724   6.99%                  $147,538  8.28%
Interest expense/earning assets                    60,203   3.32                     89,422  5.02
                                                 --------   -----                  --------  -----
Net interest margin                              $ 66,521   3.67%                  $ 58,116  3.26%
                                                 ========   =====                  ========  =====

(1) Income and rates shown on a tax-equivalent basis have been computed based on the statutory rate of 35% for 1995, 1994 and
    1993 and 34% for the years 1992 and 1991.
(2) Includes nonaccrual loans.
(3) Includes available for sale securities at amortized cost for all years presented.



- -------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET                               Liberty Bancorp, Inc.
- -------------------------------------------------------------------------------
December 31, (In thousands, except share data)            1995         1994
- -------------------------------------------------------------------------------
Assets
Cash and due from banks
  Noninterest-bearing                                  $  299,473   $  361,953
  Interest-bearing                                            623        1,103
Federal funds sold and securities purchased under
  agreements to resell                                    260,740       52,900
- -------------------------------------------------------------------------------
    Total cash and cash equivalents                       560,836      415,956
- -------------------------------------------------------------------------------
Trading securities                                          8,689       21,207
Investment securities
  Available for sale                                      594,979      656,135
  Held to maturity                                        192,687      416,084
  Equity                                                   19,757       18,455
- -------------------------------------------------------------------------------
    Total investment securities                           807,423    1,090,674
- -------------------------------------------------------------------------------
Loans, net                                              1,387,731    1,160,698
Property and equipment, net                                65,733       68,471
Accounts receivable                                        10,969       25,642
Accrued income receivable                                  27,165       25,354
Deferred tax asset, net                                     7,740       21,661
Other real estate and assets owned, net                     3,731        5,328
Other assets                                               42,527       48,708
- -------------------------------------------------------------------------------
    Total assets                                       $2,922,544   $2,883,699
===============================================================================


Liabilities and Shareholders' Investment
Deposits
  Noninterest-bearing                                  $  590,056   $  728,240
  Interest-bearing                                      1,732,522    1,645,947
- -------------------------------------------------------------------------------
    Total deposits                                      2,322,578    2,374,187
- -------------------------------------------------------------------------------
Other borrowings
  Federal funds purchased and securities sold under
    agreements to repurchase                              171,739      139,700
  Other                                                   128,267       90,452
      Total other borrowings                              300,006      230,152
Accrued interest, expenses and taxes                       23,275       17,606
Accounts payable                                            6,888       26,339
Other liabilities                                             903        1,035
- -------------------------------------------------------------------------------
    Total liabilities                                   2,653,650    2,649,319
- -------------------------------------------------------------------------------
Shareholders' Investment
Common stock ($.01 par value; 50,000,000
  shares authorized)                                           95           95
- ---------------------------------------------
                          1995        1994
- ---------------------------------------------
  Shares issued        9,488,428    9,488,428
  Shares outstanding   9,467,012    9,474,413
Capital surplus                                           210,597      211,733
Retained earnings                                          50,578       31,972
Treasury stock, at cost _ 21,416 shares at
  December 31, 1995 and 14,015 shares at
  December 31, 1994                                          (768)        (435)
Unrealized security gains (losses), net of tax             10,025       (6,854)
Deferred compensation                                      (1,633)      (2,131)
- -------------------------------------------------------------------------------
    Total shareholders' investment                        268,894      234,380
- -------------------------------------------------------------------------------
    Total liabilities and shareholders' investment     $2,922,544   $2,883,699
===============================================================================
The accompanying notes are an integral part of these consolidated financial statements.


- -------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF INCOME                          Liberty Bancorp, Inc.
- -------------------------------------------------------------------------------
For the year (In thousands,
except per share data)                            1995       1994       1993
- -------------------------------------------------------------------------------
Interest Income
  Loans                                         $112,616   $ 81,698   $ 62,093
  Investments
    Taxable                                       55,375     54,076     60,261
    Nontaxable                                     3,606      2,899      2,765
  Trading                                            240        221        199
  Federal funds sold and other                     4,229      2,446      3,083
- -------------------------------------------------------------------------------
      Total interest income                      176,066    141,340    128,401
- -------------------------------------------------------------------------------
Interest Expense
  Deposits                                        77,527     54,241     46,162
  Other borrowings                                14,288      9,419      7,079
  Long-term notes                                      _          _        592
- -------------------------------------------------------------------------------
      Total interest expense                      91,815     63,660     53,833
- -------------------------------------------------------------------------------
Net Interest Income                               84,251     77,680     74,568
Provision for loan losses                          1,350          _     (7,363)
- -------------------------------------------------------------------------------
Net Interest Income After Provision for Loan
  Losses                                          82,901     77,680     81,931
- -------------------------------------------------------------------------------
Noninterest Income
  Trust fees                                      15,916     15,582     15,508
  Service charges on deposits                     15,231     14,603     12,925
  Net securities gains                             6,260      1,174      2,750
  Mortgage banking income                          6,138      6,242      7,449
  Trading account profits and commissions          3,699      4,176      4,591
  Credit card fees                                 2,348      2,041      1,402
  Loan fees                                        1,752      2,047      1,992
  Other                                           12,673     13,196     10,099
- -------------------------------------------------------------------------------
    Total noninterest income                      64,017     59,061     56,716
- -------------------------------------------------------------------------------
Noninterest Expense
  Salaries                                        42,278     43,542     44,701
  Employee benefits                                8,969      9,725      9,088
  Equipment                                       10,193      9,408      8,094
  Occupancy, net                                   9,083      9,065      8,806
  Professional and other services                  7,675      8,581     10,001
  Data processing                                  7,184      6,498      5,901
  Printing, postage and supplies                   5,563      5,257      5,789
  Advertising and business development             3,874      3,535      4,382
  Deposit insurance assessments                    2,531      4,387      4,564
  Amortization of intangibles, including
    purchased mortgage servicing rights            2,421      2,429      6,741
  Net income from operation of other real
    estate and assets owned                       (2,182)    (3,225)    (3,408)
  Other                                           10,854     12,569     14,069
- -------------------------------------------------------------------------------
      Total noninterest expense                  108,443    111,771    118,728
- -------------------------------------------------------------------------------
Income Before Provision (Benefit) for
  Income Taxes                                    38,475     24,970     19,919
Provision (benefit) for income taxes              12,282       (906)    (2,358)
- -------------------------------------------------------------------------------
Income Before Cumulative Effect of Change in
  Accounting Principle                            26,193     25,876     22,277
Cumulative effect of change in accounting
  principle                                            _          _     14,255
- -------------------------------------------------------------------------------
    Net Income                                  $ 26,193   $ 25,876   $ 36,532
===============================================================================

Income Per Share = Primary and Fully=Diluted
Income Before Cumulative Effect of Change in
  Accounting Principle                          $   2.66   $   2.64   $   2.28
Cumulative effect of change in accounting
  principle                                            _          _       1.46
- -------------------------------------------------------------------------------
  Net Income _ Primary and Fully=Diluted        $   2.66   $   2.64   $   3.74
===============================================================================
The accompanying notes are an integral part of these consolidated financial statements.


- -------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF SHAREHOLDERS' INVESTMENT                                                        Liberty Bancorp, Inc.
- -------------------------------------------------------------------------------------------------------------------------------
                                                                                      Unrealized
                                                                 Retained              Security                      Total
                                            Common    Capital    Earnings   Treasury    Gains        Deferred     Shareholders'
(Dollars in thousands)                       Stock    Surplus    (Deficit)    Stock    (Losses)    Compensation    Investment
- --------------------------------------------- ------ ----------- ---------- ---------- ------------- -------------- -----------
Balance December 31, 1992                     $88    $204,165    ($22,587)  ($    1)   $     _       ($2,824)       $178,841
  Common stock issued in
    acquisitions (637,312 shares)               6       6,850         542         _          _             _           7,398
  Net income                                    _           _      36,532         _          _             _          36,532
  Dividends paid ($.30 per share)               _           _      (2,702)        _          _             _          (2,702)
  Amortization of deferred compensation         _           _           _         _          _           483             483
  Unrealized gains on available for
    sale securities, net of tax                 _           _           _         _      6,184             _           6,184
  Purchase of treasury stock (16,106 shares)    _           _           _      (440)         _             _            (440)
  Common and treasury stock issued
    (25,108 common and 16,106
    treasury shares)                            1         693           _       440          _          (185)            949
- --------------------------------------------- ------ ----------- ---------- ---------- ------------- -------------- -----------
Balance December 31, 1993                     $95    $211,708     $11,785   ($    1)   $ 6,184       ($2,526)       $227,245
  Net income                                    _           _      25,876         _          _             _          25,876
  Dividends paid ($.60 per share)               _           _      (5,689)        _          _             _          (5,689)
  Amortization of deferred compensation         _           _           _         _          _           505             505
  Change in unrealized gains (losses) on
    available for sale securities, net of tax   _           _           _         _    (13,038)            _         (13,038)
  Purchase of treasury stock (41,894 shares)    _           _           _    (1,257)         _             _          (1,257)
  Common and treasury stock issued
    (10,558 common and 27,930
    treasury shares)                            _          25           _       823          _          (110)            738
- --------------------------------------------- ------ ----------- ---------- ---------- ------------- -------------- -----------
Balance December 31, 1994                     $95    $211,733     $31,972   ($  435)  ($ 6,854)      ($2,131)       $234,380
  Net income                                    _           _      26,193         _          _             _          26,193
  Dividends paid ($.80 per share)               _           _      (7,587)        _          _             _          (7,587)
  Amortization of deferred compensation         _           _           _         _          _           498             498
  Unrealized gains on securities trans=
    ferred from held to maturity to
    available for sale                          _           _           _         _      2,962             _           2,962
  Change in unrealized gains (losses) on
    available for sale securities, net of tax   _           _           _         _     13,917             _          13,917
  Purchase of treasury stock (91,008 shares)    _           _           _    (3,054)         _             _          (3,054)
  Treasury stock issued (83,607 shares)         _      (1,136)          _     2,721          _             _           1,585
- --------------------------------------------- ------ ----------- ---------- ---------- ------------- -------------- -----------
Balance December 31, 1995                     $95    $210,597     $50,578   ($  768)   $10,025       ($1,633)       $268,894
============================================= ====== =========== ========== ========== ============= ============== ===========

The accompanying notes are an integral part of these consolidated financial statements.



- -------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS                      Liberty Bancorp, Inc.
- -------------------------------------------------------------------------------
For the year (In thousands)                       1995       1994       1993
- -------------------------------------------------------------------------------
Cash provided (absorbed) by operating
 activities
Net income                                      $ 26,193   $ 25,876   $ 36,532
Adjustments to reconcile net income to net
  cash provided (absorbed) by operating
  activities:
    Provisions for losses                          3,040      1,400     (7,335)
    Cumulative effect of change in accounting
      principle                                        _          _    (14,255)
    Provision for income taxes                    12,282       (906)    (2,358)
    Depreciation and amortization                 10,677      9,322     12,833
    Net amortization of investment securities      5,796     12,460     12,125
    Gain on sale of assets                       (14,600)    (9,346)    (9,418)
    Change in trading account securities          16,820    (14,586)     5,265
    Loans made for purposes of resale            (88,407)  (148,102)  (143,722)
    Proceeds from sale of loans held for resale   61,727     70,113    116,748
    Change in accrued interest, expenses and
      taxes, accounts payable and other
      liabilities                                 (4,525)       (78)    (3,423)
    Change in accrued income receivable,
      accounts receivable and other assets        (3,942)   (15,368)   (11,752)
- -------------------------------------------------------------------------------
      Net cash provided (absorbed) by operating
        activities                                25,061    (69,215)    (8,760)
- -------------------------------------------------------------------------------

Cash provided (absorbed) by investing activities
  Proceeds from maturities and paydowns on
    Available for sale securities                158,793    124,299     68,031
    Held to maturity securities                   80,201     71,634    330,992
  Proceeds from sales of
    Available for sale securities                629,724    749,596    301,240
    Held to maturity securities                        _          _    199,668
    Equity securities                             17,726      1,455      7,063
  Purchases of
    Available for sale securities               (460,113)  (788,831)  (495,540)
    Held to maturity securities                 (101,798)   (30,348)  (531,370)
    Equity securities                            (14,852)      (641)   (11,262)
  Change in net loans made by bank
    subsidiaries                                (200,325)  (167,911)  (109,283)
  Principal payments received on loans made
    by parent company and nonbank subsidiaries     4,734      5,730      1,545
  Loans made to customers by nonbank
    subsidiaries                                  (6,116)    (6,659)    (2,370)
  Expenditures for property and equipment         (5,087)   (11,549)   (16,111)
  Proceeds from sale of property and equipment     2,460         44        487
  Sale proceeds and collections from other real
    estate and assets acquired in settlement of
    loans                                          5,462      9,052      9,938
  Cash and cash equivalents received in
    financial institution acquisitions, net of
    consideration                                      _          _     (1,552)
  Sales of mortgage servicing contracts                _      1,301          _
  Purchases of mortgage servicing contracts         (179)    (4,155)      (191)
- -------------------------------------------------------------------------------
     Net cash provided (absorbed) by investing
       activities                                110,630    (46,983)  (248,715)
- -------------------------------------------------------------------------------

Cash provided (absorbed) by financing activities
  Change in savings and demand deposits          (96,654)   111,065     50,264
  Change in time deposits                         45,045    137,978    (73,734)
  Change in short=term borrowings                 69,854    (47,960)    (7,709)
  Payment on long=term notes                           _          _     (7,627)
  Proceeds from issuance of common and treasury
    stock                                          1,585        738        949
  Purchase of treasury stock                      (3,054)    (1,257)      (440)
  Dividends paid on common stock                  (7,587)    (5,689)    (2,702)
- -------------------------------------------------------------------------------
     Net cash provided (absorbed) by financing
       activities                                  9,189    194,875    (40,999)
- -------------------------------------------------------------------------------
   Net change in cash and cash equivalents       144,880     78,677   (298,474)
   Cash and cash equivalents at beginning of
     year                                        415,956    337,279    635,753
- -------------------------------------------------------------------------------
   Cash and cash equivalents at end of year     $560,836   $415,956   $337,279
===============================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                Liberty Bancorp, Inc.

The accompanying notes are an integral part of these consolidated financial statements.

Note 1  Accounting Policies

     Liberty Bancorp, Inc. ("Liberty") is a bank holding company incorporated under the laws of the State of Oklahoma. Liberty is the sole shareholder of its two largest subsidiaries, Liberty Bank and Trust Company of Oklahoma City, N.A. ("Liberty Oklahoma City") and Liberty Bank and Trust Company of Tulsa, N.A. ("Liberty Tulsa") as well as several other subsidiaries. Liberty's pri-mary business is providing customers in Oklahoma with personal and commercial banking services, fiduciary services and real estate and other mortgage serv-ices.

     The accounting and reporting policies of Liberty reflect industry prac-tices and are in accordance with generally accepted accounting principles. Cer-tain reclassifications have been made to provide consistent financial statement classifications in the periods presented herein. Such reclassifications had no effect on net income or total assets. The more significant accounting policies are described below.

     In preparing the consolidated financial statements, management is required to make estimates and assumptions. Those estimates and assumptions relate principally to the determination of the reserve for loan losses, uninsured risk, the provision for income taxes, the valuation of other real estate and assets owned and the fair value of financial instruments. Actual results could differ from those estimates. The accounting policies for these items and other significant accounting policies are presented below.

     Consolidation = The consolidated financial statements include the accounts of the parent company and all significant subsidiaries including Liberty Okla-homa City and Liberty Tulsa. All significant intercompany accounts and trans-actions have been eliminated in the accompanying consolidated financial state-ments.

     Investment and Trading Account Securities = Securities purchased for trad-ing purposes are held in the trading portfolio at estimated market value, with unrealized gains and losses reported in earnings. Securities that are being held for indefinite periods of time, including securities that management in-tends to use as part of its asset/liability management strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital or other situations are classified as available for sale and are carried at estimated market value with unrealized gains and losses reported as a separate component of shareholders' investment, net of income tax. Other debt securities that management has the ability and intent to hold to maturity are classified as held to maturity and are carried at cost, adjusted for amortization of premiums and accretion of discounts. Eq-uity securities which do not have a readily determinable market value are car-ried at cost. Gains and losses on the sale of investment securities are re-ported as of the trade date and are included as a component of noninterest in-come. Applicable income taxes are included in the provision for income taxes in the accompanying consolidated statement of income. Gains and losses are de-termined by the use of the specific cost identification method.

     Loans = Loans are placed on nonaccrual status when they become 90 days past due unless their collateral position or other conditions warrant continued accrual status. Previously accrued but uncollected interest on these loans is usually reversed. Interest on nonaccrual loans is recognized only as it is re-ceived and only to the extent that the collectibility of the principal is not in doubt. Loan fees are deferred and recognized over the commitment and/or loan period. Fees that are an adjustment of yield are included in interest income and all other fees are included in noninterest income. Costs associated with the origination of loans are expensed as incurred rather than capitalized and amortized, as the amounts are not considered material. Loans which Liberty does not intend or does not expect to hold until maturity are identified as held for sale. These loans are carried at the lower of cost or estimated mar-ket value. Gains and losses on the sale of loans held for sale are determined by the use of the specific identification method and are reflected as a compo-nent of noninterest income.

     Reserve for Loan Losses = The reserve for loan losses is established by charges to income. The reserve is an amount which management believes will be adequate to absorb losses on existing loans that become uncollectible. The level of the reserve is based on a number of factors, including the collection of loans and the evaluation of underlying collateral values, loss experience, identification and review of specific problem loans, overall quality of the portfolios, and current business and economic conditions. The adequacy of the reserve is periodically reviewed and approved by the Board of Directors. Ul-timate losses, however, may differ from the current estimates. To the extent that adjustments to increase or decrease the reserve for loan losses become necessary, they are reported in earnings in the periods in which they become known. It is Liberty's policy to charge off any loan or portion thereof when it is deemed uncollectible in the ordinary course of business. Loan losses and re-coveries are charged or credited directly to the reserve for loan losses.

     Liberty adopted Statement of Financial Accounting Standards ("SFAS") No. 114 "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118 "Accounting by Creditors for Impairment of a Loan _ Income Recognition and Dis-closure" as of January 1, 1995. SFAS No. 114 requires that certain impaired loans be measured based on the present value of expected future cash flows dis-counted at the loan's original effective interest rate. As a practical expedi-ent, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.

     Liberty had previously measured the reserve for loan losses using methods similar to those prescribed in SFAS No. 114. As a result of adopting these statements, no additional reserve for loan losses was required as of January 1, 1995.

     Other Real Estate and Assets Owned = Other real estate and assets owned are carried at the lower of loan carrying amount or fair value, net of esti-mated selling costs. Write=downs at the time of acquisition are accounted for as loan losses. The reserve for losses on other real estate and assets owned is established by charges to income. The reserve is an amount which management be-lieves will be adequate to absorb inherent losses from the disposition and/or decreases in fair value of those properties. Losses and subsequent writedowns are charged to the reserve for other real estate and assets owned. Operating income received and gains from the subsequent disposition of these assets are included as a component of net income from operation of other real estate and assets owned.

     Property and Equipment = Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed on a straight=line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the estimated useful lives of the assets or the terms of the leases, whichever is shorter. Maintenance and repairs are charged to expense as incurred.

     Intangible Assets = Intangible assets consist primarily of premiums paid as a result of branch and bank acquisitions and purchased mortgage servicing rights. These assets are included as a component of other assets and amounted to $13,449,000 and $12,403,000, net of accumulated amortization totaling $19,641,000 and $14,847,000, at December 31, 1995 and 1994, respectively. The intangible assets, other than purchased mortgage servicing rights, are being amortized over their estimated lives (ranging from 10 to 18 years) by either the straight=line or interest methods. Purchased mortgage servicing rights, net, which totaled $5,601,000 and $3,397,000 at the end of 1995 and 1994, re-spectively, are being amortized over the estimated servicing lives of the loans to which they relate in proportion to net servicing income. Amortization ex-pense related to intangible assets for 1995, 1994 and 1993 totaled $2,421,000, $2,429,000 and $6,741,000, respectively.

     Loan Servicing = Loans serviced by Liberty for others are primarily the result of Liberty selling loans while retaining the servicing of those loans. These loans are not included with loans or any other asset in the accompanying consolidated balance sheet. Fees earned for servicing loans of others are re-ported as income when the related loan payments are collected. Loan servicing costs are charged to expense as incurred. Loans serviced for others totaled $1.161 billion and $1.153 billion at December 31, 1995 and 1994, respectively. Servicing fees earned totaled $5,048,000 and $4,775,000 for the years ended De-cember 31, 1995 and 1994, respectively, and are included as a component of mortgage banking income in the accompanying consolidated statement of income.

     Postretirement Benefits = Liberty adopted SFAS No. 106, Accounting for Postretirement Benefits Other Than Pensions ("SFAS No. 106") effective January 1, 1993. This standard requires a current charge to expense for anticipated postretirement benefits. At January 1, 1993, Liberty's estimate of its postre-tirement benefit obligation totaled approximately $10.8 million based on actu-arial evaluations. This obligation represents benefits earned by current and retired employees through January 1, 1993 and is termed the "transition obliga-tion." As allowed by SFAS No. 106, Liberty is recognizing the liability re-lated to the transition obligation through charges to earnings over a 20 year period.

     Income Taxes = Deferred income taxes are provided to reflect the future tax consequences of differences between the tax bases of assets and liabilities and their reported amounts in the consolidated balance sheet. Deferred tax as-sets and liabilities are included in the consolidated financial statements at currently enacted income tax rates. The effect on deferred tax assets and li-abilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.

     Transactions with Related Parties = In the ordinary course of business, directors of Liberty, members of the advisory board, executive officers and principal shareholders of Liberty and their associates engage in business transactions with Liberty. These transactions are conducted on substantially the same terms as those prevailing at the time for comparable transactions with other persons and, in management's opinion, do not involve more than normal risk or present other unfavorable features.

     Earnings per Share = Earnings per share is calculated using Liberty's weighted average common and common=equivalent shares (primarily stock options) outstanding during the periods. The weighted average number of shares used to compute primary and fully=diluted earnings per share are presented as follows:

===============================================================================
(In thousands)                                            1995    1994    1993
===============================================================================
Weighted average shares outstanding
    Primary                                              9,851   9,801   9,765
    Fully=diluted                                        9,874   9,801   9,765

     Accounting Pronouncements =

     SFAS No. 121 = "Accounting for Impairment of Long=Lived Assets and for Long=Lived Assets to be Disposed of," is required to be adopted for fiscal years beginning after December 15, 1995. This standard establishes accounting standards for the impairment of long=lived assets, certain identifiable intan-gibles and goodwill related to those assets to be held and used and for long=lived assets and certain identifiable intangibles to be disposed of. This statement requires that long=lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 121 in January, 1996 had no impact on Liberty.

     SFAS No. 122 = "Accounting for Mortgage Servicing Rights, an Amendment of Financial Accounting Standards Board ("FASB") Statement No. 65," requires that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, regardless of how those servicing rights are ac-quired. This statement is required to be adopted for fiscal years beginning after December 15, 1995. The adoption of SFAS No. 122 in January, 1996 had no material impact on Liberty.


SFAS No. 123 = "Accounting for Stock=based Compensation," establishes financial accounting and reporting standards for stock=based employee compensation. The statement, which is effective for transactions entered into in fiscal years that begin after December 15, 1995, defines a fair value based method of ac-counting for an employee stock option or similar equity instrument, but it does allow an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock issued to Employees." Liberty anticipates that it will account for stock options going forward using the intrinsic value based method of accounting and will provide pro forma disclosures as if the fair value based method of accounting as defined in SFAS No. 123 had been applied.

     Statement of Cash Flows = For purposes of reporting cash flows, cash and cash=equivalents represent cash and due from banks, including interest=bearing deposits with original maturities less than 90 days, federal funds sold and se-curities purchased under agreements to resell. Supplemental cash flow informa-tion includes the following:

===============================================================================
(In thousands)                                      1995      1994      1993
===============================================================================
Cash paid for
  Interest                                        $ 93,693   $60,464   $54,899
  Income taxes                                       7,330     2,079       762
Income tax refunded                                  1,573         _         _
Noncash items included in investing activities
  Loans transferred to other real estate and
    assets owned                                     1,448         _     1,559
  Loans made to finance the sale of other real
    estate and assets owned                              _     1,980       630
  Receipt of preferred stock as partial proceeds
    for sale of other assets                             _       700         _
  Transfer of securities from held to maturity
    to available for sale                          240,283         _         _
  Market value of securities transferred from
    held to maturity to available for sale         245,138         _         _

Note 2  Acquisitions

     Purchase Transactions _ On August 1, and October 1, 1993, Liberty acquired the First Oklahoma Bank and Trust Co. of Edmond and The First National Bank of Edmond, respectively, for a total cash purchase price of $20,148,000. The transactions were accounted for as purchases. Total assets acquired amounted to approximately $142,155,000. For each of these acquisitions, the consoli-dated statement of income includes only the income and expense of the acquired banks since acquisition. The purchase price was allocated to the net assets acquired based on their estimated fair values with the excess allocated to cost in excess of net assets acquired. The effect on Liberty's results of opera-tions for 1993, had these transactions occurred at the beginning of the year, was not significant.

     Poolings=of=Interest _ The following table presents the business combina-tions which occurred during 1993 accounted for as poolings=of=interest. A to-tal of 637,312 shares of common stock were issued in connection with these business combinations. Adjustments to conform the acquired banks' accounting policies to those of Liberty were not material. There were no business combi-nations in either 1995 or 1994.

===============================================================================
(In thousands)                                                         Assets
                                                                      Acquired
===============================================================================
First National Bank of Jenks                                          $ 33,408
Midwest National Bank                                                   38,581
Bank of Tulsa                                                           62,820
===============================================================================
  Total                                                               $134,809
===============================================================================

     The following table shows the effect of the three banks' 1993 results of operations prior to combination.

===============================================================================
                                                               Pooled
(In thousands)                                        Liberty   Banks  Combined
===============================================================================
Interest income                                      $121,285  $7,116  $128,401
Net interest income                                    70,074   4,494    74,568
Cumulative effect of change in accounting principle    14,412    (157)   14,255
Net income (loss)                                      36,643    (111)   36,532

Note 3  Cash and Due from Banks

     As members of the Federal Reserve System, Liberty's subsidiary banks are required to maintain certain cumulative reserve balances based on deposits. Ac-tual reserve balances amounted to $20,298,000 and $31,465,000, respectively, at December 31, 1995 and 1994, and averaged $27,057,000 and $34,237,000 for 1995 and 1994, respectively. These reserve balances are included in cash and due from banks in the accompanying consolidated balance sheet. This balance sheet category also includes checks in process of collection, and cash balances main-tained at correspondent banks for services rendered.

Note 4  Investment and Trading Securities

     The following table is a summary of investment securities at December 31, 1995 and 1994.

Investment Securities
=================================================================================================================
                                       1995                                            1994
=================================================================================================================
                                Gross Un=  Gross Un=   Estimated   Gross Un=   Gross Un=   Estimated
                    Amortized   realized   realized    Market     Amortized    realized    realized      Market
(In thousands)        Cost       Gains      Losses      Value        Cost        Gains       Losses       Value
==================== ========== ========== =========== ========== ============== ========= =========== ==========
Available for Sale
U.S. Treasury        $360,194   $ 9,305    ($  236)    $369,263   $  608,673     $  223    ($ 9,624)   $  599,272
U.S. Government
  agencies
    Mortgage=backed    76,471     1,286        (45)      77,712       24,105         11        (477)       23,639
    Other              76,646     4,966         (7)      81,605        9,577         49         (80)        9,546
State and political       923        17         (6)         934          499          _          (9)          490
Corporate debt
  and other            65,323       532       (390)      65,465       23,827          _        (639)       23,188
==================== ========== ========== =========== ========== ============== ========= =========== ==========
Total                $579,557   $16,106    ($  684)    $594,979   $  666,681     $  283    ($10,829)   $  656,135
==================== ========== ========== =========== ========== ============== ========= =========== ==========
Held to Maturity
U.S. Treasury        $     75   $     _     $    _     $     75   $   53,793     $   19    ($ 8,022)   $   45,790
U.S. Government
  agencies
    Mortgage=backed    82,498     1,858        (49)      84,307      218,942      1,921      (2,997)      217,866
    Other              20,507       743          _       21,250            _          _           _             _
State and political    89,607     2,009       (267)      91,349       71,945        161      (3,372)       68,734
Corporate debt
  and other                 _         _          _            _       71,404          _      (3,579)       67,825
==================== ========== ========== =========== ========== ============== ========= =========== ==========
Total                $192,687   $ 4,610    ($  316)    $196,981   $  416,084     $2,101    ($17,970)   $  400,215
==================== ========== ========== =========== ========== ============== ========= =========== ==========
Equity               $ 19,757   $     4     $    _     $ 19,761   $   18,455     $4,178     $     _    $   22,633
==================== ========== ========== =========== ========== ============== ========= =========== ==========
Total Securities     $792,001   $20,720    ($1,000)    $811,721   $1,101,220     $6,562    ($28,799)   $1,078,983
==================== ========== ========== =========== ========== ============== ========= =========== ==========

     The following table is a summary of trading securities at December 31, 1995 and 1994.

===============================================================================
(In thousands)                                                1995      1994
===============================================================================
U.S. Treasury                                                $  222    $19,440
U.S. Government Agencies
  Mortgage=backed                                             2,490        522
  Other                                                       1,568          _
State and political                                           4,409      1,245
===============================================================================
Total                                                        $8,689    $21,207
===============================================================================

     The estimated market values of investment and trading securities are based upon available market data and estimates, which often reflect transactions of relatively small size and are not necessarily indicative of the price at which large amounts of particular issues could be readily sold.

     The carrying value and estimated market value of debt securities at Decem-ber 31, 1995 are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

===============================================================================
                                                                     Estimated
                                                          Amortized    Market
(In thousands)                                               Cost      Value
===============================================================================
Available for sale
  Due within one year                                      $157,904   $158,215
  Due after one but within five years                       271,350    279,812
  Due after five but within ten years                        71,557     76,876
  Due after ten years                                         2,275      2,364
  Mortgage=backed                                            76,471     77,712
===============================================================================
  Total                                                    $579,557   $594,979
===============================================================================
Held to maturity
  Due within one year                                      $ 17,169   $ 17,166
  Due after one but within five years                        27,827     28,806
  Due after five but within ten years                        31,539     36,038
  Due after ten years                                        33,654     30,664
  Mortgage=backed                                            82,498     84,307
===============================================================================
  Total                                                    $192,687   $196,981
===============================================================================

     Proceeds from sales of investment securities during 1995 were $647,450,000 compared to $751,051,000 and $507,971,000 in 1994 and 1993, respectively.
Gross gains on sales amounted to $7,998,000, $1,951,000 and $3,114,000 along with gross losses of $1,738,000, $777,000 and $364,000 for the respective years 1995, 1994 and 1993.

     Dividends on investments totaled $1,266,000 for 1995 compared to $1,638,000 for 1994 and $1,863,000 for 1993.

     In the fourth quarter of 1995, concurrent with the adoption of its imple-mentation guide on SFAS No. 115, the FASB allowed a one-time reassessment of the SFAS No. 115 classifications of all securities currently held. Any reclas-sifications would be accounted for at estimated market value in accordance with SFAS No. 115 and any reclassifications from the held to maturity portfolio that resulted from this one-time reassessment would not call into question Liberty's intent to hold other debt securities to maturity in the future. Liberty used the opportunity under this one-time reassessment to reclassify $240,283,000 in securities from held to maturity to the available for sale portfolio. In con-nection with this reclassification, gross unrealized gains of $5,126,000 and gross unrealized losses of $271,000 were recorded in available for sale securi-ties. This reclassification resulted in a change in shareholders' investment of $2,962,000 (net of tax).

     Securities with carrying values of approximately $678,832,000 at December 31, 1995 were pledged to secure public and trust deposits and for other pur-poses as required or permitted by law.

     Liberty does not engage in off-balance sheet derivative financial instru-ments such as futures, forwards, swaps, option contracts and other off-balance sheet financial instruments with similar characteristics.

Note 5  Loans

     The composition of the loan portfolio is shown below.

- -------------------------------------------------------------------------------
Loans
- -------------------------------------------------------------------------------
(In thousands)                                             1995         1994
- -------------------------------------------------------------------------------
Commercial and other                                   $  574,186   $  488,400
Personal                                                  317,404      233,654
Real estate _ mortgage                                    313,399      244,809
Real estate _ construction                                 98,169       97,344
Energy                                                     76,887       71,883
Correspondent and regional                                 13,611       19,266
Mortgage loans held for sale (1)                           10,558       24,423
- -------------------------------------------------------------------------------
Total loans                                             1,404,214    1,179,779
Reserve for loan losses                                   (16,483)     (19,081)
- -------------------------------------------------------------------------------
Net loans (2)                                          $1,387,731   $1,160,698
===============================================================================
(1)  Carried at lower of cost or market.
(2)  Includes unearned income of $2,181,000  and $2,638,000 at December 31,
     1995 and 1994, respectively.

     Loans to executive officers and directors (or their associates) of Liberty and its principal subsidiaries and loans guaranteed by such persons are con-sidered related party loans. The aggregate amount of such loans is presented in the following table.

- -------------------------------------------------------------------------------
Related Party Loans
- -------------------------------------------------------------------------------
(In thousands)
- -------------------------------------------------------------------------------
Balance at beginning of year                                           $ 9,967
Advances                                                                21,563
Payments                                                                (1,651)
- -------------------------------------------------------------------------------
Balance at end of year                                                 $29,879
===============================================================================

     The following table summarizes the components of nonperforming loans.

- -------------------------------------------------------------------------------
Nonperforming Loans
- -------------------------------------------------------------------------------
(In thousands)                                         1995     1994     1993
- -------------------------------------------------------------------------------
Nonaccrual                                           $ 9,878  $ 7,808  $10,138
Restructured                                             690        _        _
Past due 90 days or more                               2,975    3,748    3,313
- -------------------------------------------------------------------------------
Total                                                $13,543  $11,556  $13,451
===============================================================================

     Generally, the largest concentrations of nonperforming loans for 1995, 1994 and 1993 were in the real estate and commercial categories.

     The gross interest income from nonaccrual loans outstanding at year-end, had they been performing in accordance with their original terms, would have been approximately $1,175,000 for 1995, $932,000 for 1994 and $1,109,000 for
1993. The amount of interest included in interest income from these loans was approximately $660,000 in 1995, $133,000 in 1994, and $64,000 in 1993.

     In addition, Liberty had certain loans which, although currently perform-ing, have credit weaknesses such that doubts exist as to the borrowers' future ability to comply with present terms. At December 31, 1995, these potential problem loans totaled $473,000 compared to $177,000 at December 31, 1994 and $16,979,000 at December 31, 1993. The decrease from 1993 to 1994 was primarily attributable to the repayment of one large problem loan relationship during 1994. The balance at December 31, 1993 included approximately $98,000 in let-ters of credit and unfunded loan commitments. There were no unfunded balances in potential problem loans at the end of 1995 and 1994. The principal portion of these loans and commitments exposed to loss has been considered in the es-tablishment of the reserve for loan losses.

     The following is an analysis of the reserve for loan losses.

- -------------------------------------------------------------------------------
Reserve for Loan Losses
- -------------------------------------------------------------------------------
(In thousands)                                       1995      1994      1993
- -------------------------------------------------------------------------------
Balance at beginning of year                       $19,081   $19,986   $25,581
Additions
  Recoveries                                         1,722     1,281     2,400
  Provisions                                         1,350         _    (7,363)
  Reserves of acquired banks                             _         _     1,241
Less _ Charge-offs                                  (5,670)   (2,186)   (1,873)
- -------------------------------------------------------------------------------
Balance at end of year                             $16,483   $19,081   $19,986
===============================================================================

     At December 31, 1995, Liberty had a recorded investment of $10,582,000 in loans classified as impaired, of which $3,051,000 required a valuation allow-ance of $430,000 as calculated under SFAS No. 114. Impaired loans averaged $9,126,000 during 1995 and produced interest income of $726,000. Interest in-come on impaired loans has been recorded by Liberty in a manner consistent with its income recognition policies for other loans.

Note 6  Property and Equipment

     Property and equipment is stated at cost as follows.

- -------------------------------------------------------------------------------
                                                                      Estimated
                                                                       Useful
(In thousands)                                     1995      1994       Lives
- -------------------------------------------------------------------------------
Land                                             $ 10,711  $ 10,433      N/A
Buildings and other bank premises                  67,015    64,116  3-40 Years
Leasehold improvements                              5,903     7,497  5-40 Years
Equipment, furniture and fixtures and other        44,580    43,500  3-10 Years
- -------------------------------------------------------------------------------
Total property and equipment                      128,209   125,546
Less _ Accumulated depreciation and amortization  (62,476)  (57,075)
- -------------------------------------------------------------------------------
Property and equipment, net                      $ 65,733  $ 68,471
===============================================================================

     Depreciation and amortization expense for the years 1995, 1994 and 1993 was approximately $7,308,000, $7,097,000 and $5,365,000, respectively.

Note 7  Other Real Estate and Assets Owned

     The following table summarizes the components of other real estate and as-sets owned.

- -------------------------------------------------------------------------------
Other Real Estate and Assets Owned
- -------------------------------------------------------------------------------
(In thousands)                                        1995     1994     1993
- -------------------------------------------------------------------------------
Land                                                 $2,084   $4,522   $ 8,791
Residential _ single-family                             575    1,031     1,631
Commercial _ office buildings and motels              1,914      792     2,487
Other                                                    14       25       456
- -------------------------------------------------------------------------------
Total other real estate and assets owned              4,587    6,370    13,365
Less reserve for losses                                (856)  (1,042)   (2,521)
- -------------------------------------------------------------------------------
Other real estate and assets owned, net              $3,731   $5,328   $10,844
===============================================================================

An analysis of the reserve for losses on other real estate and assets owned is presented below.

- -------------------------------------------------------------------------------
Reserve for Losses on Other Real Estate and Assets Owned
- -------------------------------------------------------------------------------
(In thousands) 1995 1994 1993
Balance at beginning of year                          $1,042   $2,521   $5,001
Charge-offs                                             (236)  (1,029)  (1,515)
Provisions for losses                                     50     (450)  (1,207)
Reserve from acquired banks                                _        _      242
- -------------------------------------------------------------------------------
Balance at end of year                                $  856   $1,042   $2,521
===============================================================================

Note 8  Interest-Bearing Deposits

     The components of interest-bearing deposits are presented in the following table.

- -------------------------------------------------------------------------------
(In thousands)                                              1995        1994
- -------------------------------------------------------------------------------
Savings and money market accounts                       $  836,061  $  794,531
Time _ $100 or more                                        343,746     206,720
Public funds                                               129,635     217,285
Other time deposits                                        423,080     427,411
- -------------------------------------------------------------------------------
Balance at end of year                                  $1,732,522  $1,645,947
===============================================================================

     Time deposits over $100,000 include brokered deposits which totaled $125,530,000 at December 31, 1995 compared to $87,015,000 at December 31, 1994.
Time deposits over $100,000 also include international deposits with the branches of Liberty Oklahoma City and Liberty Tulsa in Nassau, The Bahamas of $127,001,000 and $32,805,000 at December 31, 1995 and 1994, respectively.

Note 9 Other Borrowings

     The components of other borrowings are presented below.

- -------------------------------------------------------------------------------
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase
- -------------------------------------------------------------------------------
(In thousands)                                      1995      1994      1993
- -------------------------------------------------------------------------------
Borrowings outstanding
  At year-end                                     $171,739  $139,700  $116,486
  Average for the year                             131,224   134,444   122,103
  Maximum month-end balance                        173,152   219,662   167,608
Interest rates
  Average for the year                                5.7%      4.1%      2.9%
  Average at end of year                              5.5       4.9       2.9

- -------------------------------------------------------------------------------
Treasury, Tax and Loan Deposits and Other Borrowings
- -------------------------------------------------------------------------------
(In thousands)                                      1995      1994      1993
- -------------------------------------------------------------------------------
Borrowings outstanding
  At year-end                                     $128,267  $ 90,452  $161,626
  Average for the year                             118,217    89,893   110,847
  Maximum month-end balance                        297,565   191,704   241,434
Interest rates
  Average for the year                                5.8%      4.4%      3.2%
  Average at end of year                              5.7       5.3       2.9

     Federal funds purchased and securities sold under agreements to repurchase are generally issued on an overnight or demand basis.

     Included in treasury, tax and loan deposits and other borrowings are $68.2 million in Federal Home Loan Bank of Topeka advances. Of these advances, $28.0 million will mature within the next twelve months. Interest payments on these advances are due monthly and accrue at rates ranging from 4.72% to 6.20% with principal amounts due at maturity. The remaining $40.2 million in advances have maturities from 1997 through 2010. Interest payments on these advances are due monthly and accrue at rates ranging from 5.8% to 6.9% with principal amounts due at maturity. Although no specific assets are pledged, the Federal Home Loan Bank requires Liberty to hold eligible assets, which currently in-clude first mortgage loans on one to four family residential properties with a lending value, as defined, at least equal to 133% of the Federal Home Loan Bank advances.

Note 10  Income Taxes

     Effective January 1, 1993, Liberty adopted SFAS No. 109, "Accounting for Income Taxes." This standard requires, among other things, recognition of fu-ture tax benefits, measured at enacted tax rates, attributable to deductible temporary differences between financial statement and income tax bases of as-sets and liabilities and to tax net operating loss carryforwards, to the extent the realization of such benefits is more likely than not. Similarly, future tax liabilities are also required to be recognized. The adoption of SFAS No. 109 resulted in a net deferred asset and related benefit of $14.3 million or $1.46 per share on January 1, 1993. This change is reflected in the consoli-dated statement of income as a cumulative effect of change in accounting prin-ciple.

     The total provision (benefit) for income taxes has been allocated as fol-lows:

- -------------------------------------------------------------------------------
(In thousands)                                         1995     1994     1993
- -------------------------------------------------------------------------------
Income from operations                               $12,282  ($  906) ($2,358)
Shareholders' investment                               9,088   (7,052)   3,362
- -------------------------------------------------------------------------------
Total                                                $21,370  ($7,958)  $1,004
===============================================================================

     The provision (benefit) for income taxes on income from operations before cumulative effect of change in accounting principle and extraordinary item is summarized below:

- -------------------------------------------------------------------------------
Provision (Benefit) for Income Taxes
- -------------------------------------------------------------------------------
(In thousands)                                         1995     1994     1993
- -------------------------------------------------------------------------------
Current expense                                      $ 7,449   $   _    $  330
Deferred expense (benefit)                             4,833    (906)   (2,688)
Total provision (benefit) for income taxes           $12,282  ($ 906)  ($2,358)
===============================================================================

     Deferred tax assets are composed of the following at December 31, 1995 and 1994.

- -------------------------------------------------------------------------------
(In thousands)                                                1995      1994
- -------------------------------------------------------------------------------
Deferred tax assets _
  Reserve for loan losses                                    $ 6,428   $ 6,678
  Net operating loss carryforwards                             5,351     8,643
  Alternative minimum tax credit carryforward                  3,852     1,012
  Reserve for losses and writedowns on other real estate and
    assets owned                                               2,869     4,107
  Accelerated amortization of purchased mortgage servicing
    rights                                                     1,960     1,993
  Other reserves for uninsured risk                            1,583     2,901
  Tax credit carryforwards                                     1,430     1,975
  Unrealized gains on investment securities for income tax
    purposes                                                   1,222         _
  Accrued compensation and benefits                              949       806
  Unrealized losses on investment securities for financial
    reporting purposes                                             _     3,690
  Other                                                        1,878     1,353
- -------------------------------------------------------------------------------
                                                              27,522    33,158
- -------------------------------------------------------------------------------
Deferred tax liabilities _
  Accelerated depreciation of property and equipment          (7,917)   (6,987)
  Unrealized gains on investment securities for financial
    reporting purposes                                        (5,398)        _
  Unrealized losses on investment securities for income tax
    purposes                                                       _    (2,490)
- -------------------------------------------------------------------------------
                                                             (13,315)   (9,477)
- -------------------------------------------------------------------------------
Net deferred tax asset                                        14,207    23,681
Valuation allowance                                           (6,467)   (2,020)
- -------------------------------------------------------------------------------
Deferred tax asset, net                                      $ 7,740   $21,661
===============================================================================

     The effective income tax rates differ from the statutory federal income tax rate of 35% in 1995, 1994 and 1993. A reconciliation of the provision (benefit) for income taxes based on the statutory rates with the effective rates follows.

- -------------------------------------------------------------------------------
(In thousands)                                           1995    1994    1993
- -------------------------------------------------------------------------------
Income tax at statutory rate                           $13,466  $8,739  $6,971
Nontaxable interest and dividend income                 (1,853) (1,671) (1,805)
Interest expense related to funding tax-exempt assets      284      98      53
Amortization of costs related to branch and other bank
  acquisitions                                             283     306     137
Current year statutory rate change                           _       _    (406)
Change in valuation allowance                                _  (8,363) (6,901)
Other, net                                                 102     (15)   (407)
- -------------------------------------------------------------------------------
Total provision (benefit) for income taxes             $12,282 ($  906)($2,358)
===============================================================================

     At December 31, 1995, Liberty had federal and state net operating loss carryforwards of approximately $3,700,000 and $101,000,000, respectively. The federal net operating loss carryforwards can be used to offset future federal taxable income through 2007. The state net operating loss carryforwards can be used to offset future state taxable income, if any, through 2009. Liberty also has approximately $1,430,000 in investment tax credit carryforwards which will expire through 2000. At December 31, 1995 Liberty also had approximately $3,900,000 in alternative minimum tax credit carryforwards with no expiration.

     Management had previously provided a valuation allowance for the expected future tax benefit of all of Liberty's available federal net operating loss carryforwards and investment tax credit carryforwards until a record of proven taxable income had been established. During 1994, management determined that these positive trends had been established and that based on Liberty's recent history of earnings and its expectations for the future, it was more likely than not that Liberty would receive benefit from its federal net operating loss carryforwards. As a result, during 1994, the valuation allowance was reduced by $8.4 million to give effect for this expected benefit. Prior to December 31, 1995, Liberty was of the opinion that it would not be able to utilize its state net operating loss carryforwards prior to their expiration. As a result, state net operating loss carryforwards and any associated valuation allowance was not included in the components of deferred tax assets at December 31, 1994. At December 31, 1995, Liberty determined it may possibly, although not more likely than not, use a portion of its state net operating loss carryforwards prior to their expiration. At December 31, 1995, the gross deferred tax assets include state net operating loss carryforwards with a corresponding valuation allowance. The valuation allowance at December 31, 1995 primarily represents the full impairment of Liberty's remaining state net operating loss and invest-ment tax credit carryforwards.

     Liberty's federal and state income tax returns have been examined by and/or settled with the Internal Revenue Service ("IRS") through 1990. There are currently no significant issues outstanding in this regard with either the IRS or the Oklahoma Tax Commission.

Note 11  Shareholders' Investment

     Liberty's cash dividends declared during 1995 totaled $.80 per share com-pared with $.60 per share for 1994. Total dividends paid during 1995 were $7,587,000 compared to $5,689,000 in 1994. Liberty Oklahoma City and Liberty Tulsa are limited in their ability to pay dividends to Liberty based on appli-cable provisions of the National Bank Act pertaining to earnings and undivided profits. As of January 1, 1996, the amount of retained earnings of Liberty Oklahoma City and Liberty Tulsa available for the payment of dividends to Lib-erty without regulatory approval was approximately $24,375,000 and $5,167,000, respectively.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") contains "prompt corrective action" provisions in which banks are classified into one of five categories based primarily upon capital adequacy, ranging from "well capitalized" to "critically undercapitalized" and which re-quire, subject to certain exceptions, the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes "undercapitalized" and to take additional actions if the institution becomes "significantly undercapitalized" or "critically undercapitalized." At December 31, 1995, the regulatory capital ratios of Liberty's subsidiary banks were in excess of those necessary to be considered "well capitalized."

Note 12  Stock Options

     A summary of Liberty's stock options are as follows.

- -------------------------------------------------------------------------------
                                                                       Weighted
                                                                       Average
                                                               Shares   Price
- -------------------------------------------------------------------------------
December 31, 1992                                              809,894  $14.00
Options exercised                                               (2,664)  12.40
- -------------------------------------------------------------------------------
December 31, 1993                                              807,230   14.01
Options exercised                                              (14,912)  12.40
Options canceled                                                (2,000)  12.40
- -------------------------------------------------------------------------------
December 31, 1994                                              790,318   14.04
Options granted                                                180,000   34.75
Options exercised                                              (49,288)  12.40
Options canceled                                                (1,000)  12.40
- -------------------------------------------------------------------------------
December 31, 1995                                              920,030  $18.18
===============================================================================
Exercisable
  December 31, 1993                                            491,230  $11.32
  December 31, 1994                                            580,158   12.14
  December 31, 1995                                            633,710   12.75

     The status of Liberty's stock options as of December 31, 1995 is as fol-lows.

- -------------------------------------------------------------------------------
Exercise Price    Options Outstanding    Options Exercisable    Expiration Date
- -------------------------------------------------------------------------------
    $11.25              144,847                144,847               1998
      9.50              144,847                144,847               1999
     12.40              233,136                233,136               2000
     14.75              120,000                 72,000               2002
     28.88               97,200                 38,880               2002
     34.75              180,000                      _               2005
- -------------------------------------------------------------------------------
                        920,030                633,710
===============================================================================

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

     The Liberty Stock Option Plan, adopted in 1990, reserved 400,000 shares of common stock for granting options and was increased to 525,000 shares in 1993 and 705,000 shares in 1995. Options may be granted to employees of Lib-erty and its subsidiaries who are executive, administrative, professional or technical personnel and who have principal responsibility for the management and direction of the financial success of Liberty. An employee owning more than 5% of the total combined voting power or value of all classes of stock of Liberty will not be eligible to receive options under the plan. Options ter-minate and are no longer exercisable after ten years from the date of the grant or three months from termination of the employment of an optionee for any rea-son other than death, or twelve months after the date of death of an optionee. Approximately 3,000 options were available for grant at December 31, 1995.


Note 13  Employee Benefits

     Liberty sponsors the Liberty Bancorp, Inc. Profit Sharing, Salary Deferral
and Employee Stock Ownership Plan (the "Plan").     Eligible participants may
contribute to the Plan from 1% to 10% of their regular monthly earnings. Lib-erty matches from 50% to 125% of employee contributions not exceeding 6% of an employee's regular monthly earnings. Vesting ranges from 20% after two years of service to 100% after six years of service. Employee contributions can be in-vested in a variety of funds while the matching contributions are invested in Liberty's common stock. As part of Liberty's 1988 restructuring, the Plan bor-rowed $4,105,000 from Liberty to purchase stock for funding in future periods. The loan is serviced from annual plan contributions made by Liberty. The loan is included in deferred compensation in the accompanying consolidated statement of shareholders' investment and had a remaining balance of $1,556,000 at Decem-ber 31, 1995. In addition to the contributions required to service the loan, the Board of Directors may make discretionary contributions to the Plan. Ex-pense accrued for contributions to the Plan amounted to $1,370,000 for 1995, $1,449,000 for 1994 and $1,182,000 for 1993. Dividends paid on Liberty stock, mentioned previously as held by the plan for future funding, are also contrib-uted to plan participants.

     Liberty also sponsors several incentive bonus plans and awards for the purpose of rewarding persons serving in key management positions throughout Liberty. These bonuses and awards are tied primarily to the achievement of both corporate and personal goals. Expenses accrued under these bonus plans and awards totaled $1,164,000 in 1995, $1,338,000 in 1994 and $1,148,000 in
1993, and are included in salaries in the accompanying consolidated statement of income.

     Accrued expenses for bonuses and awards include the cost of stock awards available from certain of the bonus plans. Total shares initially approved as available for such awards totaled 75,000 shares. Shares awarded during 1995, 1994 and 1993 under this portion of the bonus plans totaled 367, 418 and 4,078 shares, respectively. Shares remaining for award at December 31, 1995 totaled 63,642. Shares awarded generally vest 100% one year after their award date. Related expenses are recorded in the year the award is granted.

     The Stock Appreciation Rights Plan (the "SAR Plan"), adopted in 1990, re-served 50,000 rights to be used as an incentive to employees of Liberty and its subsidiaries. Persons receiving a right pursuant to the SAR Plan will not be in any way construed to be a stockholder of Liberty or have any right to re-ceive shares of common stock. Each right becomes exercisable at the rate of
20% per year, beginning one year following the date of grant.   Expenses ac-
crued under this plan, based on the fair market value of Liberty's common stock, totaled $145,000 in 1995 and 1994 and $95,000 in 1993 and are included as salaries in the accompanying consolidated statement of income.

     The following table summarizes this plan for the past three years.

- -------------------------------------------------------------------------------
                                                       Rights     Price Range
- -------------------------------------------------------------------------------
December 31, 1992                                      49,570   $10.00 - 14.75
Rights exercised or made available for reissue         (6,265)   10.00 - 14.75
- -------------------------------------------------------------------------------
December 31, 1993                                      43,305    10.00 - 14.75
Rights exercised or made available for reissue        (14,750)   10.00 - 14.75
- -------------------------------------------------------------------------------
December 31, 1994                                      28,555    10.00 - 14.75
Rights exercised or made available for reissue        (12,685)   10.00 - 14.75
- -------------------------------------------------------------------------------
December 31, 1995                                      15,870    10.00 - 14.75
===============================================================================
Exercisable                                             7,570   $10.00 - 14.75

     During 1993, Liberty adopted the Supplemental Executive Retirement Plan. This plan is intended to be an unfunded nonqualified deferred compensation ar-rangement for a select group of management employees. Liberty will contribute annually to a trust for each participant an amount equal to 7% of the partici-pant's base compensation plus an amount, if any, necessary to fund the partici-pant's trust account such that the balance would approximate a projected bene-fit as defined in the plan. A participant's benefit vests at a rate of 20% per year based upon number of years of participation service. A participant shall also become fully vested upon death, disability or on a change in control. Charges to expense under the plan totaled $375,000, $150,000 and $141,000 in 1995, 1994 and 1993, respectively.

     Liberty provides certain health care benefits and life and disability in-surance benefits to employees subject to beneficiary-paid premiums, co-payment provisions and deductibles. Expenses relating to these benefits provided to current employees totaled $2,479,000 in 1995, $2,659,000 in 1994 and $2,181,000
in 1993.

Note 14  Postretirement Benefits

     Employees of Liberty over the age of 55 with fifteen years of service or over the age of 65 with ten years of service are entitled to postretirement health care and life insurance benefits subject to retiree-paid premiums, co-payment provisions and deductibles.

     An actuarial evaluation of the present value of the total postretirement benefit obligation is performed annually. Estimates of the obligation are based on various assumptions, including health care costs, employee contribu-tions, work force demographics, interest rates and plan changes and may be dif-ferent from actual expenses incurred.

     Liberty's policy is to fund claims as they arise; therefore, no plan as-sets were available to offset the retirement benefit obligation as of December 31, 1995 and 1994. The following table reflects the postretirement obligation by participant type as well as the amount of the obligation reflected as a li-ability in the accompanying consolidated balance sheet as of December 31, 1995 and 1994:

- -------------------------------------------------------------------------------
(In thousands)                                                1995       1994
- -------------------------------------------------------------------------------
Accumulated postretirement benefit obligation
  Current retirees                                          ($2,369)  ($ 8,440)
  Active plan participants                                   (1,263)    (1,671)
  Other fully eligible participants                          (1,966)    (1,182)
Total estimated present value of benefit obligation          (5,598)   (11,293)
Unamortized transition obligation                             9,220      9,762
Unrecognized net gain due to assumption changes              (6,408)      (645)
- -------------------------------------------------------------------------------
Total obligation included in other liabilities              ($2,786)  ($ 2,176)
===============================================================================

     Amounts included as expense within employee benefits represent the follow-ing for the years ending December 31, 1995 and 1994:

- -------------------------------------------------------------------------------
(In thousands)                                                1995       1994
- -------------------------------------------------------------------------------
Interest cost                                                 $456      $  768
Service cost                                                   181         199
Prior service cost                                             (11)        (11)
Amortization of gains                                         (249)          _
Amortization of unrecognized obligation                        542         542
- -------------------------------------------------------------------------------
Net periodic postretirement benefit cost                      $919      $1,498
===============================================================================

     The trend assumptions for medical, dental, vision and hearing cost compo-nents of the retirement benefit obligation as of December 31, 1995 and 1994 were as follows.

- -------------------------------------------------------------------------------
                      Benefit Trend
                       Assumptions   Reduced to            For Fiscal
- -------------------------------------------------------------------------------
                        1995  1994   1995  1994       1995            1994
- -------------------------------------------------------------------------------
Medical benefits for
  persons under age 65  9.0%  10.5%  6.0%  6.0%  2002 over 2001  2004 over 2003
Medical benefits for
  persons over age 65   9.0    8.5   6.0   5.0   2002 over 2001  2002 over 2001
Dental, vision and
  hearing for all ages  8.0    8.5   5.0   5.0   2002 over 2001  2002 over 2001

     Life insurance benefit trend assumptions for 1995 and 1994 were based on final pay of each eligible retiring employee adjusted for an assumed compensa-tion rate increase of 4.0%. The initial estimated benefit was then subject to a 10% annual reduction but increased for each eligible retiring employee with age. For purposes of evaluating the benefit obligation an assumed discount rate of 8.5% and 7.5% were utilized during 1995 and 1994, respectively.

     A 1% increase in the assumed health care cost trend rates for each future year would increase the accumulated postretirement benefit obligation to ap-proximately $6.3 million, an increase of 11%. Additionally, the aggregate of the service and interest cost components of net periodic postretirement benefit cost would increase to approximately $670,000, an increase of 5%.

Note 15  Fair Value of Financial Instruments

     Liberty discloses certain information regarding the fair value of its fi-nancial instruments. A financial instrument is defined as cash, evidence of ownership interest in an entity or a contractual arrangement that involves cash or another financial instrument. Market prices are the best evidence of the fair value of financial instruments. If quoted market prices are not avail-able, a best estimate is made based on quoted market prices of a financial in-strument with similar characteristics or on valuation techniques. Although the fair value of financial instruments with quoted market prices are generally in-dicative of the amount at which an instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, the fair value of financial instruments without an available quoted mar-ket price can vary greatly depending on the method and assumptions used in the valuation techniques.

     The process of determining the best estimate of the fair value of finan-cial instruments is complex and requires significant judgments to be made by management. Computation of fair values for these financial instruments without an available quoted market price is based upon the computation of the present value of estimated future cash flows, utilizing a discount rate commensurate with the risks associated with the various financial instruments. The discount rate is based upon the U.S. Treasury yield curve with adjustments determined by management for consideration of, among others, credit risk, prepayment risk and operational costs.

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

     The fair values presented apply only to financial instruments and, as such, do not include such items as fixed assets, other real estate and assets owned, other assets and liabilities as well as other intangibles which have re-sulted over the course of business. As a result, the aggregation of the fair value estimates presented herein do not represent, and should not be construed to represent, the underlying value of Liberty.

- -------------------------------------------------------------------------------
                                             1995                  1994
- -------------------------------------------------------------------------------
                                     Carrying     Fair     Carrying     Fair
(In thousands)                         Value      Value      Value      Value
- -------------------------------------------------------------------------------
Financial assets
  Cash and cash-equivalents         $  560,836 $  560,836 $  415,956 $  415,956
  Trading account securities             8,689      8,689     21,207     21,207
  Investment securities                807,423    811,721  1,090,674  1,078,983
  Loans, net                         1,387,731  1,404,701  1,160,698  1,147,615

Financial liabilities
  Noninterest-bearing deposits         590,056    590,056    728,240    728,240
  Interest-bearing deposits          1,732,522  1,740,186  1,645,947  1,649,313
  Other borrowings                     300,006    300,006    230,152    230,152

     The estimated fair value of cash and cash equivalents, noninterest-bearing deposits and other borrowings approximates the carrying value of these instru-ments. The estimated fair value of trading securities, investment securities and loans held for sale are based upon available market data and estimates. Trading securities and investment securities available for sale are carried at their estimated fair value.

     Variable rate loans whose rates are tied to Liberty's base rate have been valued at their respective carrying values. Loans with a fixed rate of inter-est have been estimated using a discounted cash flow analysis. Discount rates used ranged from 7.6% to 9.8% in 1995 and 9.2% to 11.0% in 1994. Future cash flows are projected based on contractual rates then discounted at an estimated current market rate. The entire portfolio is adjusted to allow for estimated future losses of principal and interest.

     The estimated fair value of savings and money market accounts approximates the carrying value as shown. The fair value of the remaining classes of time deposits were estimated using a discounted cash flow analysis based on the mar-ket rate of interest being paid for similar deposits at December 31, 1995 and 1994. Discount rates used ranged from 3.6% to 5.6% in 1995 and 5.3% to 6.0% in 1994.

     The estimated fair value of mortgage servicing rights is based on a dis-counted cash flow analysis of the projected servicing fees, ancillary income and escrow benefits, offset by projections of future servicing and foreclosure costs. Such projections are based upon future mortgage prepayment speeds as forecasted by large brokerage firms. The estimated fair value of Liberty's mortgage servicing rights was $8,830,000 at December 31, 1995.

Note 16  Commitments and Contingencies

     In the normal course of business, Liberty is a party to commitments to ex-tend credit, letters of credit and foreign exchange contracts . These instru-ments expose Liberty to varying degrees of credit and/or market risk in excess of the amount recognized in the accompanying consolidated balance sheet. To manage this risk, Liberty uses the same credit and trading risk management processes for financial instruments with off-balance sheet risk as it does for financial instruments whose risk is reflected on the consolidated balance sheet. The fair value of loan commitments and letters of credit, whether that value is an asset or liability, is considered negligible. Standby letters of credit and other commitments, including legally binding loan commitments, pri-marily variable rate in nature, were outstanding in the total amount of $588,580,000 at December 31, 1995 and $500,654,000 at December 31, 1994. Lib-
erty does not expect a significant portion of these commitments to be exercised during the near-term.

     Liberty's bank subsidiaries have sold to the Federal National Mortgage As-sociation and the Federal Home Loan Mortgage Corporation certain residential mortgage loans with recourse. Approximately $5,706,000 and $6,888,000 of loans subject to this condition remained outstanding at December 31, 1995 and 1994, respectively. For financial reporting purposes these loans have been treated as sales and therefore are not included in total loans. Liberty does not antici-pate any significant adverse impact on its consolidated financial position or future results of operations as a result of the "with recourse" feature of these loans. Management believes Liberty has no other significant off-balance sheet exposure.

     At December 31, 1995, Liberty was committed to make future payments under several long-term lease agreements and a data processing agreement. The minimum payments required by these agreements are summarized below:

- -------------------------------------------------------------------------------
                                        Bank       Data     Equipment
(In thousands)                        Premises  Processing  and Other   Total
- -------------------------------------------------------------------------------
1996                                  $ 2,820    $ 5,428     $  898    $ 9,146
1997                                    2,007      5,541        830      8,378
1998                                    1,893      5,657        821      8,371
1999                                    1,884      3,439        808      6,131
2000                                    1,884          _        779      2,663
Remainder                               3,924          _          _      3,924
- -------------------------------------------------------------------------------
Total                                 $14,412    $20,065     $4,136    $38,613
===============================================================================

     Lease rentals included in Liberty's operating expenses for the years ended December 31, 1995, 1994 and 1993 amounted to $5,611,000, $5,695,000 and
$5,631,000, respectively. Contingent rentals amounted to $588,000 in 1995, $541,000 in 1994 and $324,000 for 1993. Occupancy expense has been reduced by rental income from premises leased to third parties of $2,307,000, $2,346,000 and $2,282,000 for 1995, 1994 and 1993, respectively.

     In August 1992, an agreement with a facilities manager to manage Liberty's data processing operation was renewed for a seven year term. Under certain conditions this agreement can be terminated by Liberty paying a fee that de-creases from $4.8 million in 1996 to $1.2 million in 1998. Under the agree-ment, data processing fees paid are increased semi-annually for the effects of inflation. The 1995 inflation adjustment of 1.88% has been assumed to remain constant in determining the data processing future minimum payments. Data proc-essing fees totaled $6,392,000, $5,429,000 and $5,043,000 for 1995, 1994 and
1993, respectively, and are included in total data processing expense in the accompanying consolidated statement of income.

     Congress has passed, but the President has not signed into law, a plan to recapitalize the Savings Association Insurance Fund ("SAIF") with a one-time special assessment on SAIF deposits. For Liberty, this cost is estimated to be between $300 and $500 thousand. In addition, the proposed legislation would require banks to share with savings and loan institutions in proportion to their deposits the cost to pay the interest costs for the Financing Corporation ("FICO") bonds. This FICO assessment for Liberty for the first year is esti-mated to be between $400 and $600 thousand and would decline over the twenty-year maturity of the bonds. However, until the legislation is formally enacted the impact of such legislation on Liberty cannot be finally predicted.

     In the ordinary course of business, Liberty and its subsidiaries are sub-ject to legal actions and complaints. Management, after consultation with legal counsel, and based upon available facts and proceedings to date, which are in preliminary stages in some instances, believes that the ultimate liability, if any, arising from such legal actions or complaints, will not have a material adverse effect on the financial position or future results of operations of Liberty or its subsidiaries.

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

Note 17  Parent Company

     Condensed financial information for Liberty Bancorp, Inc. (parent company only) is presented in the following statements:
- -------------------------------------------------------------------------------
Balance Sheet
- -------------------------------------------------------------------------------
 December 31 (In thousands)                                 1995       1994
- -------------------------------------------------------------------------------
Assets
   Cash in subsidiary banks                               $  1,099   $  6,220
   Investment securities                                     2,484      1,716
   Advances to subsidiary                                   23,420      24,405
   Loans, net                                                  453         653
   Investment in subsidiaries
     Liberty Oklahoma City                                 156,259     130,843
     Liberty Tulsa                                          96,380      88,088
     Other subsidiaries                                    (16,838)    (15,636)
- -------------------------------------------------------------------------------
       Total investment in subsidiaries                    235,801     203,295
- -------------------------------------------------------------------------------
   Other real estate and assets owned, net                      22          28
   Other assets                                             11,714       4,259
- -------------------------------------------------------------------------------
       Total assets                                       $274,993    $240,576
===============================================================================

 Liabilities
   Accrued interest and other expenses                    $  4,465    $  3,242
   Advances from subsidiary                                  1,605       1,605
   Other payables to subsidiaries                               29       1,349
- -------------------------------------------------------------------------------
     Total liabilities                                       6,099       6,196
 Shareholders' investment                                  268,894     234,380
- -------------------------------------------------------------------------------
   Total liabilities and shareholders' investment         $274,993    $240,576
===============================================================================


- -------------------------------------------------------------------------------
Statement of Income
- -------------------------------------------------------------------------------
For the year (In thousands)                          1995      1994      1993
- -------------------------------------------------------------------------------
Cash dividends received from bank subsidiaries     $ 7,800   $ 7,500   $12,000
Interest income
  Loans to subsidiaries                                  _         _        29
  Commercial and real estate loans                      53        61        52
  Interest-bearing deposits with subsidiary banks      412       133       152
Dividends on investments                               292       644     1,017
Management fees and expense reimbursements
  Bank subsidiaries                                 17,313    16,190    15,473
  Nonbank subsidiaries                                 490       239       262
Other income (1)                                     4,256     2,540        81
- -------------------------------------------------------------------------------
    Total income                                    30,616    27,307    29,066
- -------------------------------------------------------------------------------

Interest expense                                        63        59       212
Salaries and employee benefits                       4,723     4,684     3,818
Data processing                                      6,392     5,727     5,094
Equipment                                            2,689     2,378     2,394
Occupancy                                              624       667       597
Professional and other services                      1,207     1,064     1,659
Net income from operation of other real estate
  and assets owned                                     (21)     (185)     (246)
Other expenses                                       3,441     2,266     2,972
- -------------------------------------------------------------------------------
    Total expenses                                  19,118    16,660    16,500
- -------------------------------------------------------------------------------
Income before provision (benefit) for income taxes  11,498    10,647    12,566
Provision (benefit) for income taxes                   933       725    (1,249)
- -------------------------------------------------------------------------------
Income before cumulative effect of change in
  accounting principle and equity in undistributed
  income of subsidiaries                            10,565     9,922    13,815
Cumulative effect of change in accounting principle      _         _       533
Equity in undistributed income of subsidiaries      15,628    15,954    22,184
- -------------------------------------------------------------------------------
    Net income                                     $26,193   $25,876   $36,532
===============================================================================
 (1) Includes net securities gains of $4,178,000 in 1995 and $351,000 in 1994. There were no securities gains or losses in 1993.



- -------------------------------------------------------------------------------
Statement of Cash  Flows
- -------------------------------------------------------------------------------
For the year (In thousands) 1995 1994 1993
Cash provided (absorbed) by operating activities
  Net income                                       $26,193   $25,876   $36,532
  Adjustments to reconcile net income to net cash
    provided (absorbed by) operating activities
    Provisions for losses on loans and other real
      estate and assets owned                          (10)      (80)      (85)
    Cumulative effect of change in accounting
      principle                                          _         _      (533)
    Deferred income taxes                              933       725    (1,249)
    Depreciation and amortization                      511       601       607
    Equity in undistributed income of subsidiaries (15,628)  (15,954)  (22,184)
    Gain on sale of assets                          (4,189)     (442)     (147)
    Change in accrued income and accounts
      receivable                                      (657)      379      (218)
    Change in other assets                          (8,175)      321       529
    Change in accrued interest, accounts payable
      and other liabilities                          1,665    (1,714)     (992)
    Change in other payables to subsidiaries        (1,320)   (2,988)    3,300
- -------------------------------------------------------------------------------
Net cash provided (absorbed) by operating
        activities                                    (677)    6,724    15,560
- -------------------------------------------------------------------------------

Cash provided (absorbed) by investing activities
  Sales of investment securities                     5,151       200         _
  Maturities of investment securities                1,750         _         _
  Purchase of investment securities                 (3,441)        _         _
  Principal payments received on loans                 200       336        36
  Advances on loans                                      _         _      (162)
  Advances to subsidiaries                            (750)   (1,875)  (11,524)
  Repayments of advances to subsidiary               1,735         _         _
  Expenditures for property and equipment              (62)      (80)      (50)
  Proceeds from sale of other real estate and other
    assets acquired in settlement of loans              29       895       882
  Consideration, including cash and cash
    equivalents received or paid in bank
    acquisition and merger of nonbank subsidiary         _         _    (3,593)
- -------------------------------------------------------------------------------
Net cash provided (absorbed) by investing
  activities                                         4,612      (524)  (14,411)
- -------------------------------------------------------------------------------

Cash provided (absorbed) by financing activities
  Advances from subsidiary                           1,605     1,605     1,605
  Repayments of advances from subsidiary            (1,605)   (1,605)   (1,605)
  Proceeds from issuance of common stock and
    treasury stock                                   1,585       738       949
  Purchase of treasury stock                        (3,054)   (1,257)     (440)
  Dividends paid                                    (7,587)   (5,689)   (2,702)
- -------------------------------------------------------------------------------
Net cash absorbed by financing activities           (9,056)   (6,208)   (2,193)
- -------------------------------------------------------------------------------
Net change in cash and cash-equivalents             (5,121)       (8)   (1,044)
Cash and cash-equivalents at beginning of year       6,220     6,228     7,272
- -------------------------------------------------------------------------------
Cash and cash-equivalents at end of year           $ 1,099   $ 6,220   $ 6,228
===============================================================================

Supplemental disclosure of cash flow information:
  Income taxes paid                                 $7,330   $ 2,079   $   762
  Income tax refunds received                        1,573         _         _
  Interest paid                                         62        56        57

Supplemental disclosure of noncash investing
  activities:
  Transfer of advances to investment in nonbank
    subsidiary                                           _         _     4,807
  Contribution of stock of acquired banks to
    subsidiary banks                                     _         _    10,919
  Receipt of preferred stock as partial proceeds
    for sale of other assets                             _       700         _


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                  Liberty Bancorp, Inc.

TO LIBERTY BANCORP, INC.:

     We have audited the accompanying consolidated balance sheet of Liberty Bancorp, Inc. (an Oklahoma corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' investment and cash flows for each of the three years in the period ended De-cember 31, 1995. These financial statements are the responsibility of Lib-erty's management. Our responsibility is to express an opinion on these finan-cial statements based on our audits. We did not audit the financial statements of certain consolidated subsidiaries for 1994 and 1993, which statements re-flect assets constituting approximately 2% of the related December 31, 1994 and 1993 consolidated totals, and revenues of approximately 5% and 6% of consoli-dated revenues for 1994 and 1993, respectively. Those statements were audited by other auditors whose reports have been furnished to us and our opinion, in-sofar as it relates to the amounts included for such subsidiaries, is based solely upon the reports of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to ob-tain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant esti-mates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors pro-vide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all ma-terial respects, the financial position of Liberty Bancorp, Inc. and subsidiar-ies as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

     As explained in Note 10 to the consolidated financial statements, effec-tive January 1, 1993, Liberty Bancorp, Inc. changed its method of accounting for income taxes.

                                                   ARTHUR ANDERSEN LLP
Oklahoma City, Oklahoma,
January 19, 1996


MANAGEMENT REPORT ON RESPONSIBILITY FOR FINANCIAL REPORTING
Liberty Bancorp, Inc.

     The management of Liberty Bancorp, Inc. has the responsibility for prepar-ing the accompanying consolidated financial statements and for their integrity and objectivity. The statements were prepared in accordance with generally ac-cepted accounting principles. The statements include amounts that are based on management's best estimates and judgment, where necessary. Management believes that all representations made to our external auditors during their audit of the financial statements were valid and appropriate.

     To meet its responsibility, management has established and maintained a comprehensive system of internal control that provides reasonable assurance as to the integrity and reliability of the financial statements, that assets are safeguarded, and that transactions are properly executed and reported. This system can provide only reasonable, not absolute, assurance that errors and ir-regularities can be prevented or detected. The concept of reasonable assurance is based on the recognition that the cost of a system of internal control must be related to the benefits derived. The system of internal control is subject to close scrutiny by management and is revised as considered necessary.

     The accounting policies and system of internal control are under the gen-eral oversight of the Liberty Bancorp, Inc. Board of Directors, acting through its Audit Committee, which is comprised entirely of outside directors who are not officers or employees of Liberty Bancorp, Inc. Liberty's General Auditor, who reports directly to the Audit Committee, conducts an extensive program of operational, financial and special audits to ensure the system of control is adequate and operating as intended. In addition, Arthur Andersen LLP, independ-ent public accountants, has been engaged to conduct an audit and to express an opinion as to the fairness of the presentation of the consolidated financial statements.

     Liberty Bancorp, Inc. is also examined periodically by the examiners from the Federal Reserve Board and other regulatory agencies. The Board of Directors and management appropriately consider and comply with all reports that arise from such examinations.

     Management maintains and enforces a strong code of corporate conduct de-signed to foster a strong ethical climate so that the affairs of the corpora-tion are conducted according to the highest standards of personal and corporate conduct. This code of conduct is furnished to and signed by all employees annu-ally and is periodically audited to ensure compliance.


OTHER BUSINESS MATTERS                                    Liberty Bancorp, Inc.

Personnel

     On December 31, 1995, Liberty and its subsidiaries employed 1,337 full-time persons, compared with 1,364 on December 31, 1994.


Competition

     The Oklahoma market is highly competitive, especially in the area of com-petition for loans and deposits. Liberty also competes with money center and regional banks, money market funds, consumer finance companies and mortgage banks, mutual fund sponsors, brokerage firms, insurance companies and various other entities in connection with the banking and related services provided by its subsidiaries. The market for such services is highly competitive.


Supervision and Regulation

     Bank holding companies and banks are extensively regulated under both fed-eral and state law. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by refer-ence to the particular statutory and regulatory provisions described. Any change in applicable law or regulation may have a material effect on the busi-ness and prospects of Liberty, Liberty Oklahoma City or Liberty Tulsa.

     Various bills relating to the banking and financial service industry are under consideration in the United States Congress and the Oklahoma legislature which could have a material effect on the banking industry and Liberty, or re-sult in additional regulations. It cannot be predicted whether new legislation or regulations will be adopted and, if so, how they would affect Liberty and its subsidiaries.


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

     The Act requires the prior approval of the Federal Reserve Board in any case where a bank holding company proposes to acquire direct or indirect owner-ship or control of more than 5% of the voting shares of any bank which is not already majority owned by it or to merge or consolidate with any other bank holding company. The Act further provides that the Federal Reserve Board shall not approve any such acquisition, merger or consolidation which would result in a monopoly or would be in furtherance of any combination or conspiracy to mo-nopolize or attempt to monopolize the business of banking in any part of the United States, or the effect of which may be to substantially lessen competi-tion or to tend to create a monopoly in any section of the country, or which in any other manner would be in restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed in the public inter-est by the probable effect of the transaction in meeting the convenience and needs of the community to be served.

     Prior to September 29, 1995 the Act prohibited the Federal Reserve Board from approving an application from a bank holding company to acquire shares of a bank located outside the state in which the operations of the holding com-pany's banking subsidiaries are principally conducted, unless such an acquisi-tion is specifically authorized by statute of the state in which the bank whose shares are to be acquired is located. After September 29, 1995, under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal Act"), this prohibition was eliminated subject to certain limitations and, accordingly, after such date a bank holding company will be legally permitted to acquire banks or bank holding companies in any state.

     The Act also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than banking or managing or con-trolling banks. Under the Act, the Federal Reserve Board is authorized to ap-prove the ownership of shares by a bank holding company in any company whose activities the Federal Reserve Board has determined to be so closely related to banking or to managing or to controlling banks as to be a proper incident thereto. In making such determinations, the Federal Reserve Board is required to weigh the expected benefits to the public, such as greater convenience, in-creased competition or gains in efficiency, against the possible adverse ef-fects, such as undue concentration of resources, decreased or unfair competi-tion, conflicts of interest or unsound banking practices.

     The Federal Reserve Board has by regulation determined that certain ac-tivities are closely related to banking within the meaning of the Act. These activities include operating a savings association, mortgage company, finance company, credit card company or loan company, providing certain data processing operations, providing investment financial advice, acting as insurance agent or serving as underwriter for certain types of credit-related insurance, leasing personal property on a full-payout nonoperating basis, providing management consulting advice to nonaffiliated banks, operating a discount brokerage firm and certain other activities. Under the Act, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with extensions of credit or provisions of property or services.

     The Oklahoma Banking Code permits a bank holding company to own or control more than one bank, subject to a limitation that a bank holding company may not acquire a bank if the acquisition would result in such bank holding company controlling banks whose deposits exceeded 11% of total deposits of insured banks, savings associations and credit unions in Oklahoma, as reported in the most recent reports of such institutions available at the time of any acquisi-tion. At the most recent data available, as of June 30, 1995, 11% of Okla-homa's total insured deposits amounted to approximately $3.7 billion.


Banks

     National banking associations, such as Liberty Oklahoma City and Liberty Tulsa, are subject to the supervision of, and are regularly examined by, the Office of the Comptroller of the Currency ("Comptroller"). Each of these banks is a member of the Federal Reserve System and is therefore subject to applica-ble provisions of the Federal Reserve Act which restricts the ability of any such bank to extend credit to or purchase assets from its parent holding com-pany or any of the parent's subsidiaries or to invest in the stock or securi-ties thereof, or to take such stock or securities as collateral for loans to any borrower, and which require that the terms of any such transactions between a bank and its parent holding company or other subsidiaries meet certain fair-ness standards. Affiliates of national banks are also subject to certain re-strictions concerning engaging in certain securities activities.

     Certain restrictions are placed on the banks' abilities to pay dividends by the National Banking Act and regulations of the Comptroller. Without the ap-proval of the Comptroller, total dividends declared by a national bank of com-mon stock in any calendar year may not exceed its net profits (as defined) for that year combined with its retained net profits (as defined) of the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock. Further, a national bank may not pay any dividends on common stock if it does not have undivided profits available. Under these pro-visions, Liberty Oklahoma City and Liberty Tulsa could pay dividends of no more than $24.4 million and $5.2 million, respectively, as of January 1, 1996. The Comptroller also has authority to prohibit a national bank from engaging in un-safe or unsound practices in the conduct of its business. Depending upon the financial condition of a national bank, the payment of dividends could be deemed to constitute such an unsafe or unsound practice. It is anticipated that the banks will pay common dividends to the parent in 1996.

     The Comptroller has the authority to take various administrative actions concerning national banks when such actions are deemed necessary by the Comp-troller. These actions include imposing civil monetary penalties against a bank or its directors and officers, removing directors or officers, entering cease and desist orders, requiring formal or informal agreements between the Comp-troller and the bank, and various other actions.

     National banks are required by the National Banking Act to adhere to branch banking laws applicable to state banks in the states in which they are located. Under current Oklahoma law, a state or national bank located in Okla-homa may establish and maintain up to two branches (i) located within the same city as the main bank; or (ii) located within 25 miles of the main bank if lo-cated in a city or town which has no state or national bank. In addition, a state or national bank located in Oklahoma may acquire, maintain and operate as branches an unlimited number of banks, so long as such acquisitions do not re-sult in a bank having direct or indirect ownership or control of more than eleven percent (11%) of the aggregate deposits of all financial institutions located in Oklahoma which have insured deposits. Certain exceptions to the de-posit limitation exist in connection with the acquisition of stock of a bank which is acquired (i) in a good faith fiduciary capacity; (ii) in the regular course of securing or collecting a debt previously contracted in good faith; or
(iii) at the request of or in connection with the exercise of regulatory authority in order to prevent imminent failure of a bank or to protect the de-positors of a bank. Under the Riegle-Neal Act, interstate branching will be permitted beginning June 1, 1997 unless an individual state by legislation be-fore June 1, 1997 elects to prohibit interstate mergers involving out-of-state banks. Individual states may also elect to permit interstate bank mergers ear-lier than June 1, 1997 and may also elect to permit "de novo" branching by out-of-state banks.

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

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") provided for the recapitalization of the Bank Insurance Fund (which resulted in a temporary increase in deposit insurance costs). FDICIA also made many far-reaching changes in the regulatory environment for insured banks and savings associations, many of which have a significant impact on the operations of banks and bank holding companies. These changes include: major revisions in the supervision, examination and audit processes; new requirements for cor-rective actions for undercapitalized institutions; required adoption of uniform safety and soundness standards; increases in disclosure requirements for de-posit accounts; substantial new reporting requirements; changes in terms of in-surance coverage for certain deposits; and a number of other changes. Most of the requirements of FDICIA are being implemented through regulations which have been and will continue to be promulgated by the appropriate regulatory author-ity. FDICIA has resulted in increased regulatory compliance costs but does not affect Liberty to any materially greater extent than other comparable institu-tions.


Government Policies

     The earnings of Liberty are affected not only by general economic condi-tions, both domestic and foreign, but also by legislative and administrative changes which, among other things, affect maximum lending rates, and by the monetary and fiscal policies of the U.S. Government and its agencies, including the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the Federal Reserve Board are open market operations in U.S. Government securities, changes in the discount rate on member bank borrow-ings, changes in reserve requirements against member bank deposits and limita-tions on interest rates which member banks may pay on time and savings depos-its. These means are used in varying combinations to influence overall growth of bank loans, investments and deposits, and may also affect interest rates charged on loans or paid for deposits. The monetary policies of the Federal Re-serve Board have had a significant effect on the operating results of commer-cial banks in the past and are expected to continue to have such an effect in the future.

     In view of the changing conditions in the national economy and in the money markets and the effect of actions by monetary and fiscal authorities, as well as other federal agencies and authorities, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the impact on the business and earnings of Liberty or its subsidiaries.


Properties

     The principal business operations of Liberty and its Oklahoma City sub-sidiaries are conducted from Liberty Tower, located at 100 North Broadway, Oklahoma City, Oklahoma. Liberty owns this 36-story structure of approximately 512,000 square feet through a wholly-owned subsidiary. Approximately 42% of the property is leased to Liberty.

     Liberty Tulsa maintains its offices in the 40-story First Place Tower and adjoining 20-story First Place Midrise Building, located in the central busi-ness district of Tulsa, Oklahoma. Liberty Tulsa leases approximately 196,000 square feet of the combined buildings and has an option to lease an additional 54,000 square feet. Liberty Tulsa's current lease expires in 2004.


Corporate Responsibility

     Liberty strives to serve its communities in a variety of ways. To the ex-tent required by law, reports regarding Liberty's community investment activi-ties, the Community Reinvestment Act performance evaluation, certain related Home Mortgage Disclosure Act data and Liberty's philanthropic programs are available to interested shareholders upon request to Community Reinvestment, P.O. Box 25848, Oklahoma City, OK 73125.

Legal Proceedings

     In the ordinary course of business, Liberty and its subsidiaries are sub-ject to other legal actions and complaints. Management believes, after consul-tation with legal counsel, based upon available facts and proceedings to date, which are in preliminary stages in some instances, that the ultimate liability, if any, arising from such legal actions or complaints, will not have a material adverse effect on the financial position or result of future operations of Lib-erty or its subsidiaries.

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

If you receive duplicate copies of this report, this indicates that you hold stock in more than one account name. By reviewing the mailing label on each report, you can determine the account listing for your holdings of Liberty Ban-corp, Inc.'s stock. Consolidating your accounts decreases the cost of our stockholder relations activity. If you wish to consolidate any of your ac-counts, you can do so by writing to the stock transfer agent.

Contact our stock transfer agent at the above address for assistance regarding:

*     Change of address
*     Transfer of stock certificates
*     Replacement of lost, stolen or destroyed certificates
*     Elimination of duplicate mailings

Stock Prices

     The Common Stock of Liberty is traded over-the-counter on the NASDAQ Na-tional Market System under the symbol LBNA. As of December 31, 1995 there were 2,474 shareholders of record.

     The following sets forth the range of closing prices of Common Stock and cash dividends declared for the periods indicated. These quotations represent inter-dealer prices, do not include mark-up, mark-down or commissions and do not necessarily represent actual transactions.

- -------------------------------------------------------------------------------
                                     Dividends
                                     Per Share            High           Low
- -------------------------------------------------------------------------------
1994
First quarter                          $.15              $28.25        $26.50
Second quarter                          .15               33.50         27.25
Third quarter                           .15               33.50         30.75
Fourth quarter                          .15               33.50         27.75

1995
First quarter                          $.20              $31.75        $29.25
Second quarter                          .20               35.75         29.75
Third quarter                           .20               37.25         32.25
Fourth quarter                          .20               38.88         36.25

     Liberty's annual report on Form 10-K for the fiscal year ended December 31, 1995 (other than the exhibits thereto) is available upon written request without charge. Requests for such copies should be directed to the attention of Corporate Secretary, Liberty Bancorp, Inc., P.O. Box 25848, Oklahoma City, OK 73125. Your comments, questions or suggestions on any aspect of our busi-ness are welcome.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Ex-change Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 20th day of March, 1996.

                                   Liberty Bancorp, Inc.
     (Registrant)

     By:     /s/Mischa Gorkuscha
             -------------------
             Mischa Gorkuscha, Senior Vice President
             and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated, this 20th day of March, 1996.

               /s/Charles E. Nelson
               --------------------
               Charles E. Nelson
               Chairman and Chief Executive Officer
               (Principal Executive Officer)

               /s/Mischa Gorkuscha
               -------------------
               Mischa Gorkuscha
               Senior Vice President and Chief
               Financial Officer
               (Principal Financial Officer)

               /s/Rodney L. Lee
               ----------------
               Rodney L. Lee
               Senior Vice President and Controller
               (Principal Accounting Officer)

Donald L. Brawner, M.D.*     Director
Thomas G. Donnell*           Director
Robert S. Ellis, M.D.*       Director
William J. Fisher, Jr.*      Director
C.W. Flint, III*             Director
James L. Hall, Jr.*          Director
Raymond H. Hefner, Jr.*      Director
Walter H. Helmerich, III*    Director
Joseph S. Jankowsky*         Director
Edward F. Keller*            Director
John E. Kirkpatrick*         Director
Judy Z. Kishner*             Director
David L. Kyle*               Director
Edward C. Lawson, Jr.*       Director
Herb Mee, Jr.*               Director
William G. Paul*             Director
V. Lee Powell*               Director
Jon R. Stuart*               Director
Robert E. Torray*            Director
Clifton L. Taulbert*         Director
J. Otis Winters*             Director
John S. Zink*                Director
                                        /s/Kenneth R. Brown
                                        -------------------
                                        *By Kenneth R. Brown, Attorney-in-fact



EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

The following documents are filed as part of this report:

     (a)  Financial Statements and Schedules
          1.     Financial Statements
          2. Financial Statements Schedules. All schedules have been omitted because they are not applicable or not required.

     (b)  Reports on Form 8-K
          No reports 8-K were filed during the last quarter of the period cov-ered by this report.

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

Exhibit
  No.                                   Description

 3.1 Certificate of Incorporation of Liberty Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to Registrant's Form 8-B dated May 26, 1992)

 3.2  By-laws of Liberty Bancorp, Inc., as amended

10.1 Liberty Bancorp, Inc., 1990 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-B dated May 26, 1992)

10.2 Copy of documents relating to Liberty Bancorp, Inc. Executive Mortgage Assistance Plan (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to Liberty's Registration Statement on Form S-14, Registration No. 2-87751)

10.3  Documents relating to Liberty Tulsa lease

10.4 Option to Purchase Common Stock between Registrant and Frank X. Henke, III (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to Registrant's Registration Statement on Form S-1, Registration No. 33-17239)

10.5  Management Incentive Bonus Plan (incorporated by reference to Exhibit
      10.8 to Registrant's Form 10-K for the year ended December 31, 1992)

10.6  Supplemental Executive Retirement Plan and Trust, as amended

10.7  Executive Severance Plan, as amended

22    Subsidiaries of Registrant

24.1  Consent of Arthur Andersen LLP

24.2  Consent of Ernst & Young LLP

     Liberty Bancorp, Inc. will furnish to any shareholder a copy of any of the above exhibits upon the payment of $.25 per page. Any request should be sent to Corporate Secretary, Liberty Bancorp, Inc., P.O. Box 25848, Oklahoma City, Oklahoma 73125.

EXHIBIT 3.2

LIBERTY BANCORP, INC.
BYLAWS

Adopted January 24, 1992
Amended September 20, 1995

ARTICLE I - SHAREHOLDERS

Section   1.     Annual Meeting

          An annual meeting of the shareholders, for the election of directors to succeed those whose terms expire and for the transaction of such other busi-ness as may properly come before the meeting, shall be held at such date and time and at such other location as the Board of Directors shall each year fix, which date shall be within thirteen months subsequent to the later of the date of incorporation or the last annual meeting of shareholders.

Section   2.     Special Meetings

          Special meetings of the shareholders, for any purpose or purposes prescribed in the notice of the meeting, may be called by the Board of Direc-tors or the chief executive officer and shall be held at such place, on such date, and at such time as they or he shall fix.

Section   3.     Notice of Meetings

          Written notice of the place, date, and time of all meetings of the shareholders shall be given, not less than ten nor more than sixty days before the date on which the meeting is to be held, to each shareholder entitled to vote at such meeting, except as otherwise provided herein or required by law (meaning, here and hereinafter, as required from time to time by the Oklahoma General Corporation Act or the Certificate of Incorporation).

          When a meeting is adjourned to another place, date or time, written notice need not be given of the adjourned meeting if the place, date, and time thereof are announced at the meeting at which the adjournment is taken; pro-vided, however, that if the date of any adjourned meeting is more than thirty days after the date for which the meeting was originally noticed, or if a new record date is fixed for the adjourned meeting, written notice of the place, date, and time of the adjourned meeting shall be given in conformity herewith. At any adjourned meeting, any business may be transacted which might have been transacted at the original meeting.

Section   4.     Quorum

          At any meeting of the shareholders, the holders of a majority of all of the shares of stock entitled to vote at the meeting present, in person or by proxy, shall constitute a quorum for all purposes, unless or except to the ex-tent that the presence of a larger number may be required by law or by these Bylaws. If any matter to be presented at a meeting must be approved by a sepa-rate vote of shares of any class or series of stock, a quorum shall require the presence, in person or by proxy, of the holders of the number of the shares of each such class or series required to approve such matter. For purposes of these provisions, if any class or series of stock votes together with any other class or series on any matter, such combined classes and series shall be treated as a separate and single class for purposes of such matter.

          If a quorum is not present at any meeting as to any matter to be con-sidered at a meeting, the chairman of the meeting may adjourn such meeting to another place, date or time.

          If a quorum is present at any meeting for one or all matters to be considered at a meeting, the chairman of the meeting may convene and hold the meeting, including the taking of votes, as to any matter for which a quorum is present, and/or may, as to any matter, whether or not a quorum of the class or series of stock entitled to vote thereon is present, adjourn such meeting to another place, date or time with respect to such class or series on such mat-ter; provided, however, the chairman may not adjourn the meeting with respect to a matter as to which a quorum is present if a holder of shares of any class or series entitled to vote separately on such matter objects to such adjourn-ment. If any holder of shares of such class or series objects, such meeting may be adjourned to another place, date or time with respect to such class or series on such matter only by a majority vote of the holders of shares of such class or series present, in person or by proxy. During any period of adjourn-ment with respect to any matter, holders of any class or series with respect to which the meeting was adjourned on such matter shall have the right to revoke any revocable proxy previously given, to deliver new proxies which shall super-sede any previously dated proxy or to attend any adjourned meeting and vote in person.

           If a notice of any adjourned special meeting of shareholders is sent to all shareholders entitled to vote thereat, stating, with the approval of the Board of Directors, that it will be held with those present constituting a quo-rum, then except as otherwise required by law, those present at such adjourned meeting shall constitute a quorum, and all matters shall be determined by a ma-jority of the votes cast at such meeting.

Section   5.     Conduct of Business

          The chairman of any meeting of shareholders shall determine the order of business and the procedure at the meeting, including such regulation of the manner of voting and the conduct of discussion as seem to him in order.

Section   6.     Proxies and Voting

          At any meeting of the shareholders, every shareholder entitled to vote may vote in person or by proxy authorized by an instrument in writing filed in accordance with the procedure established for the meeting.

          Each shareholder shall have one vote for every share of stock enti-tled to vote which is registered in his name on the record date for the meet-ing, except as otherwise provided herein or required by law.

          All voting, except on the election of directors and where otherwise required by law, may be by a voice vote; provided, however, that upon demand therefor by a shareholder entitled to vote or his proxy, a stock vote shall be taken. Every stock vote shall be taken by ballots, each of which shall state the name of the shareholder or proxy voting and such other information as may be required under the procedure established for the meeting. Every vote taken by ballots shall be counted by an inspector or inspectors appointed by the chairman of the meeting.

          All elections shall be determined by a plurality of the votes cast, and except as otherwise required by law, all other matters shall be determined by a majority of the votes cast.

Section   7.     Stock List

          A complete list of shareholders entitled to vote at any meeting of shareholders, arranged in alphabetical order for each class of stock and show-ing the address of each such shareholder and the number of shares registered in his name, shall be open to the examination of any such shareholder, for any purpose germane to the meeting, during ordinary business hours for a period of at least ten (10) days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or if not so specified, at the place where the meeting is to be held.

          The stock list shall also be kept at the place of the meeting during the whole time thereof and shall be open to the examination of any such share-holder who is present.

          The list shall presumptively determine the identity of the sharehold-ers entitled to vote at the meeting and the number of shares held by each of them.

(The following Section was adopted September 20, 1995 by the Board of Direc-tors)

Section   8.     Notice of Shareholder Nomination and Shareholder Business

          At a meeting of the shareholders, only such business shall be con-ducted as shall have been properly brought before the meeting. Nominations for the election of directors may be made by the Board of Directors or by any shareholder entitled to vote for the election of directors. Other matters to be properly brought before the meeting must be: (a) specified in the notice of meeting (or any supplement thereto) given by or at the direction of the Board of Directors, including matters covered by Rule 14a-8 under the Securities Ex-change Act of 1934, as in effect from time to time; (b) otherwise properly brought before the meeting by or at the direction of the Board of Directors; or
(c) otherwise properly brought before the meeting by a shareholder, as provided below.

          A notice of the intent of a shareholder to make a nomination or to bring any other matter before the meeting shall be made in writing and received by the Secretary of the Corporation not more than 150 days and not less than 90 days in advance of the annual meeting or, in the event of a special meeting of shareholders, such notice shall be received by the Secretary of the Corporation not later than the close of the fifteenth day following the day on which notice of the meeting is first mailed to shareholders.

          Every such notice by a shareholder shall set forth:

     (a) the name and address of the shareholder of the Corporation who in-tends to make a nomination or bring up any other matter;

     (b) a representation that the shareholder is a registered holder of the Corporation's voting stock and intends to appear in person or by proxy at the meeting to make the nomination or bring up the matter specified in the no-tice;

     (c) with respect to notice of an intent to make a nomination, a de-scription of all arrangements or understandings among the shareholder and each nominee and any other person or persons (naming such person or persons) pursu-ant to which the nomination or nominations are to be made by the shareholder;

     (d) with respect to notice of an intent to make a nomination, such other information regarding each nominee proposed by such shareholder as would have been required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission had each nominee been nominated by the Board of Directors of the Corporation; and

     (e) with respect to notice of an intent to bring up any other matter, a description of the matter, and any material interest of the shareholder in the matter.

          Notice of intent to make a nomination shall be accompanied by the written consent of each nominee to serve as director of the Corporation, if so elected.

          At the meeting of shareholders, the Chairman of the meeting shall de-clare out of order and disregard any nomination or other matter not presented in accordance with this section.


ARTICLE II - BOARD OF DIRECTORS

Section   1.     Number and Term of Office

          The number of directors who shall constitute the whole Board of Di-rectors shall be such number as the Board shall fix from time to time by a vote of at least 66-2/3% of the directors then in office. The directors shall be divided into three classes as nearly equal in number as possible. The term of office of each director in the first class shall expire at the annual meeting of shareholders in 1993. The term of office of each director in the second class shall expire at the annual meeting of shareholders in 1994. The term of office of each director in such class shall expire at the annual meeting of shareholders in 1995. At each annual meeting, commencing at the annual meeting of shareholders in 1993, the successors to the class of directors whose term expires at that time shall be elected to hold office for the term of three years to succeed those whose term expires, so that the term of one class of di-rectors shall expire each year. Each director shall hold office for the term for which he is elected or appointed and until his successor shall be elected and qualified or until his death, or until he shall resign or is removed.

          The authorized number of directors of a class may be increased or de-creased between annual meetings of shareholders by a vote of at least 66-2/3% of the directors then in office. Whenever the authorized number of directors is increased between annual meetings of the shareholders, a majority of the di-rectors then in office shall have the power to elect such new directors for the class or classes whose number is thereby increased for the balance of a term and until their successors are elected and qualified. Any decrease in the authorized number of directors shall not become effective until the expiration of the term of the directors then in office unless, at the time of such de-crease, there shall be vacancies on the board which are being eliminated by the decrease.

Section   2.     Vacancies

          If the office of any director becomes vacant by reason of death, res-ignation, disqualification, removal or other cause, a majority of the directors remaining in office, although less than a quorum, may, but shall not be re-quired to, elect a successor for the unexpired term and until a successor is elected and qualified.

Section   3.     Regular Meetings

          Regular meetings of the Board of Directors shall be held at such place or places, on such date or dates, and at such time or times as shall have been established by the Board of Directors and publicized among all directors. A notice of each regular meeting shall not be required.

Section   4.     Special Meetings

          Special meetings of the Board of Directors may be called by one-third of the directors then in office or by the chief executive officer and shall be held at such place, on such date, and at such time as they or he shall fix. Notice of the place, date, and time of each such special meeting shall be given to each director by mailing written notice not less than three days before the meeting or by giving notice personally or by telephone not less than eighteen hours before the meeting. Unless otherwise indicated in the notice thereof, any and all business may be transacted at a special meeting.

Section   5.     Quorum

          At any meeting of the Board of Directors, one third of the total num-ber of the whole board shall constitute a quorum for all purposes. If a quorum shall fail to attend any meeting, a majority of those present may adjourn the meeting to another place, date, or time, without further notice or waiver thereof.

Section   6.     Participation in Meetings by Conference Telephone

          Members of the Board of Directors, or of any committee thereof, may participate in a meeting of such board or committee by means of conference telephone or similar communications equipment which enables all persons par-ticipating in the meeting to hear each other. Such participation shall consti-tute presence in person at such meeting.

Section   7.     Conduct of Business

          At any meeting of the Board of Directors, business shall be trans-acted in such order and manner as the board may from time to time determine, and all matters shall be determined by the vote of a majority of the directors present, except as otherwise provided herein or required by law. Action may be taken by the Board of Directors without a meeting if all members thereof con-sent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the Board of Directors.

Section   8.     Powers

          The Board of Directors shall concern itself primarily with major pol-icy matters and may, except as otherwise required by law, exercise all such powers and do all such acts and things as may be exercised or done by the Cor-poration, including, without limiting the generality of the foregoing, the un-qualified power:

     (1)     To declare dividends from time to time in accordance with law;

     (2) To purchase or otherwise acquire any property, rights or privi-leges on such terms as it shall determine;

     (3) To authorize the creation, making and issuance, in such form as it may determine, of written obligations of every kind, negotiable or nonnegotia-ble, secured or unsecured, and to do all things necessary in connection there-with;

     (4) To remove any officer of the Corporation with or without cause, and from time to time to devolve the powers and duties of any officer upon any other person for the time being;

      (5) To confer upon any officer of the Corporation the power to ap-point, remove and suspend subordinate officers and agents;

     (6) To adopt from time to time such stock option, stock purchase, bo-nus or other compensation plans for directors, officers and agents of the Cor-poration and its subsidiaries as it may determine;

     (7) To adopt from time to time such insurance, retirement, and other benefit plans for directors, officers and agents of the Corporation and its subsidiaries as it may determine;

     (8) To adopt from time to time regulations, not inconsistent with these bylaws, for the management of the Corporation's business and affairs; and

     (9) To adopt from time to time regulations concerning tenure of mem-bers of the Board of Directors.

Section   9.     Compensation of Directors

          Directors, as such, may receive, pursuant to resolution of the Board of Directors, fixed fees and other compensation for their services as direc-tors, including, without limitation, their services as members of committees of the directors.

Section 10.     Removal

          Directors may be removed only for cause and only upon a vote of the holders of at least 66-2/3% of the outstanding shares of stock of the Corpora-tion entitled to vote on election of directors.

 ARTICLE III - COMMITTEES

Section   1.     Audit Committee

          There shall be an Audit Committee of the Board of Directors consist-ing of such Directors or Honorary or Advisory Directors of the Corporation (or of any other corporation controlled by the Corporation) as may be designated from time to time by the Board of Directors. The members of the Audit Commit-tee shall be persons who are not serving as officers of the Corporation or any of its subsidiaries. The Audit Committee shall meet periodically (not less than once annually) with the independent public accounting firms serving as auditors of the Corporation or of its subsidiaries and the internal auditing staff of the Corporation and its subsidiaries to discuss procedures and find-ings and hear recommendations with respect to financial accounting matters.
The Audit Committee shall consider and make recommendations to the Board of Di-rectors with respect to matters relating to selection of independent auditors of the Corporation, the Corporation's accounting principles, policies, and practices, the adequacy of the Corporation's accounting, financial, and operat-ing controls and such other matters as may be assigned to it by the Board of Directors from time to time.

Section   2.     Executive Committee

          There may be an Executive Committee of the Board of Directors con-sisting of such directors of the Corporation as may be designated from time to time by the Board of Directors. The Executive Committee, except to the extent as it may be restricted from time to time by the vote of a majority of the whole Board, may exercise all the powers and authority of the Board of Direc-tors in the management of the business and affairs of the Corporation, and may authorize the seal of the Corporation to be affixed to all papers which may re-quire it; but the Executive Committee shall have no power or authority in ref-erence to amending the Certificate of Incorporation (except in connection with the issuance of stock as authorized by resolution of the Board of Directors), adopting an agreement of merger or consolidation, recommending to the share-holders the sale, lease or exchange of all or substantially all of the property and assets of the Corporation, recommending to the shareholders a dissolution of the Corporation or a revocation of a dissolution, or amending the Bylaws of the Corporation; and unless authorized by resolution of the Board of Directors, the Executive Committee shall have no power or authority in reference to de-claring a dividend or authorizing the issuance of stock.

Section   3.     Other Committees

          The Board of Directors, by a vote of a majority of the whole board, may from time to time designate other committees consisting of a member or mem-bers of the Board or Honorary or Advisory Directors of the Corporation (or of any other corporation controlled by the Corporation), with such lawfully dele-gable powers and duties as it thereby confers, to serve at the pleasure of the board. Any committee so designated may exercise the power and authority of the Board of Directors to declare a dividend or to authorize the issuance of stock if the resolution which designates the committee or a supplemental resolution of the Board of Directors shall so provide. In the absence or disqualification of any member of any committee and any alternate member in his place, the mem-ber or members of the committee present at the meeting and not disqualified from voting, whether or not he or they constitute a quorum, may by unanimous vote appoint another member of the Board of Directors to act at the meeting in the place of the absent or disqualified member.

Section   4.     Conduct of Business

          Each committee may determine the procedural rules for meeting and conducting its business and shall act in accordance therewith, except as other-wise provided herein or required by law. Adequate provision shall be made for notice to members of all meetings; one-third of the members shall constitute a quorum unless the committee shall consist of one or two members, in which event one member shall constitute a quorum; and all matters shall be determined by a majority vote of the members present. Action may be taken by any committee without a meeting if all members thereof consent thereto in writing, and the writing or writings are filed with the minutes of the proceedings of such com-mittee. Each committee shall maintain appropriate records of their meetings which shall be submitted to the Board of Directors at its regular meetings.

ARTICLE IV - OFFICERS

Section   1.     Generally

          The officers of the Corporation shall consist of a Chief Executive Officer, a Secretary, and such other senior or subordinate officers as may from time to time be appointed by the Board of Directors. The Board of Directors may also elect from its number a Chairman and one or more Vice Chairmen of the Board of Directors. Officers shall be elected by the Board of Directors, which shall consider that subject at its first meeting after every annual meeting of shareholders. Each officer shall hold his office until his successor is elected and qualified or until his earlier resignation or removal. Any number of offices may be held by the same person.

Section   2.     Chairman

          The Chairman shall, if present, preside at all meetings of sharehold-ers and of the Board of Directors and exercise and perform such other powers and duties as may be from time to time assigned to him by the Board of Direc-tors. He shall be the senior officer of the Corporation and shall be responsi-ble for overall planning and policy.
Section   3.     Vice-Chairman

          The Vice-Chairman shall, in the absence or disability of the Chair-man, perform the duties and exercise the powers of the Chairman and shall have such duties as are assigned him by the Board of Directors and the Chairman. A Vice Chairman need not be an active officer of the Corporation or its subsidi-aries.

Section   4.     Chief Executive Officer

          The Chief Executive Officer shall, subject to the provisions of these bylaws and to the direction of the Board of Directors, have the responsibility for the general management and control of the affairs and business of the Cor-poration and shall perform all duties and have all powers which are commonly incident to the office of chief executive or which are delegated to him by the Board of Directors. He shall have power to sign all stock certificates, con-tracts and other instruments of the Corporation which are authorized. He shall have general supervision and direction of all of the other officers and agents of the Corporation.

Section   5.     President

          The President, if there be such an officer, shall, in the absence or disability of the Chief Executive Officer, perform the duties and exercise the powers of the Chief Executive Officer and shall have such duties as are as-signed him by the Board of Directors and by the Chief Executive Officer. He shall have power to sign all stock certificates, contracts and other instru-ments of the Corporation which are authorized.

Section   6.     Secretary

          The Secretary shall issue all authorized notices for, and shall keep minutes of, all meetings of the shareholders and the Board of Directors. He shall have charge of the corporate minute books, other corporate records, the corporate seal, the stock and transfer records and shall have such other duties as are assigned him by the Board of Directors and by the Chief Executive Offi-cer or President.

Section   7.     Other Officers

          The other officers, who may be appointed by the Board of Directors, shall have such titles and duties as the Board of Directors or Chief Executive Officer may prescribe.

Section   8.     Delegation of Authority

          The Board of Directors may from time to time delegate the powers or duties of any officer to any other officers or agents, notwithstanding any pro-vision hereof.

Section   9.     Removal

          Any officer of the Corporation may be removed at any time, with or without cause, by the Board of Directors.

Section 10.     Action with Respect to Securities of Other Corporations

          Unless otherwise directed by the Board of Directors, the Chief Execu-tive Officer or the President shall have power to vote and otherwise act on be-half of the Corporation, in person or by proxy, at any meeting of shareholders of or with respect to any action of shareholders of any other corporation in which this Corporation may hold securities and otherwise to exercise any and all rights and powers which this Corporation may possess by reason of its own-ership of securities in such other corporation.

ARTICLE V - STOCK

Section   1.     Certificates of Stock

          Each shareholder shall be entitled to a certificate signed by, or in the name of the Corporation by, the Chief Executive Officer or the President or a Vice President, and by the Secretary or an Assistant Secretary certifying the number of shares owned by him. Any or all the signatures on the certificate may be facsimile.

Section   2.     Transfers of Stock

          Transfers of stock shall be made only upon the transfer books of the Corporation kept at an office of the Corporation or by transfer agents desig-nated to transfer shares of the stock of the Corporation. Except where a cer-tificate is issued in accordance with Section 4 of Article V of these bylaws, an outstanding certificate for the number of shares involved shall be surren-dered for cancellation before a new certificate is issued therefor.

Section   3.     Record Date

          The Board of Directors may fix a record date for determining share-holders entitled to notice of or to vote at a meeting of shareholders, which record date shall not precede the date upon which the resolution fixing the re-cord date is adopted by the Board of Directors, and which record date shall not be more than sixty (60) nor less than ten (10) days before the date of such meeting. If no record date is fixed by the Board of Directors, the record date for determining shareholders entitled to notice of or to vote at a meeting of shareholders shall be at the close of business on the day next preceding the day on which notice is given, or, if notice is waived, at the close of business on the day next preceding the day on which the meeting is held. A determina-tion of shareholders of record entitled to notice of or to vote at a meeting of shareholders shall apply to any adjournment of the meeting; provided, however, that the Board of Directors may fix a new record date for the adjourned meet-ing.

          In order that the Corporation may determine the shareholders entitled to consent to corporate action in writing without a meeting, the Board of Di-rectors may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted by the Board of Di-rectors, and which date shall not be more than ten (10) days after the date upon which the resolution fixing the record date is adopted by the Board of Di-rectors. If no record date has been fixed by the Board of Directors, the rec-ord date for determining shareholders entitled to consent to corporate action in writing without a meeting, when no prior action by the Board of Directors is required by the Oklahoma General Corporation Act, shall be the first date on which a signed written consent setting forth the action taken or proposed to be taken is delivered to the Corporation by delivery to its registered office in this state, its principal place of business, or an officer or agent of the Cor-poration having custody of the book in which proceedings of meetings of share-holders are recorded. Delivery made to the Corporation's registered office shall be by hand or by certified or registered mail, return receipt requested. If no record date has been fixed by the Board of Directors and prior action by the Board of Directors is required by the Oklahoma General Corporation Act, the record date for determining shareholders entitled to consent to corporate ac-tion in writing without a meeting shall be at the close of business on the day on which the Board of Directors adopts the resolution taking such prior action.

          In order that the Corporation may determine the shareholders entitled to receive payment of any dividend or other distribution or allotment of any rights or the shareholders entitled to exercise any rights in respect of any change, conversion or exchange of stock, or for the purpose of any other lawful action, the Board of Directors may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted, and which record date shall be not more than sixty (60) days prior to such action. If no record date is fixed, the record date for determining shareholders for any such purpose shall be at the close of business on the day on which the Board of Directors adopts the resolution relating thereto.

Section   4.     Lost, Stolen or Destroyed Certificates

          In the event of the loss, theft or destruction of any certificate of stock, another may be issued in its place pursuant to such regulations as the Board of Directors may establish concerning proof of such loss, theft or de-struction and concerning the giving of a satisfactory bond or bonds of indem-nity.

Section   5.     Regulations

          The issue, transfer, conversion and registration of certificates of stock shall be governed by such other regulations as the Board of Directors may establish.

ARTICLE VI - NOTICES

Section   1.     Notices

          Whenever notice is required to be given to any shareholder, director, officer, or agent, such requirement shall not be construed to mean personal no-tice. Such notice may in every instance be effectively given by depositing a writing in a post office or letter box, in a postpaid, sealed wrapper, or by dispatching a prepaid telegram, addressed to such shareholder, director, offi-cer, or agent at his address as the same appears on the books of the Corpora-tion. The time when such notice is dispatched shall be the time of the giving of the notice.

Section   2.     Waivers

          A written waiver of any notice, signed by a shareholder, director, officer, or agent, whether before or after the time of the event for which no-tice is to be given, shall be deemed equivalent to the notice required to be given to such shareholder, director, officer, or agent. Neither the business nor the purpose of any meeting need be specified in such a waiver. Attendance of a person at a meeting shall constitute a waiver of notice of such meeting except when the person attends the meeting for the express purpose of object-ing, at the beginning of the meeting, to the transaction of any business be-cause the meeting is not lawfully called or convened.
ARTICLE VII - MISCELLANEOUS

Section   1.     Facsimile Signatures

          In addition to the provisions for the use of facsimile signatures elsewhere specifically authorized in these bylaws, facsimile signatures of any officer or officers of the Corporation may be used whenever and as authorized by the Board of Directors or a committee thereof.

Section   2.     Corporate Seal

          The Board of Directors may provide a suitable seal, containing the name of the Corporation, which seal shall be in charge of the Secretary. If and when so directed by the Board of Directors duplicates of the seal may be kept and used by an Assistant Secretary or such other officers as the Board of Directors may determine.

Section   3.     Reliance upon Books, Reports and Records

          Each director, each member of any committee designated by the Board of Directors, and each officer of the Corporation shall, in the performance of his duties, be fully protected in relying in good faith upon the books of ac-count or other records of the Corporation, including reports made to the Corpo-ration by any of its officers, by an independent certified public accountant, or by an appraiser selected with reasonable care.

Section   4.     Indemnification

          The Corporation shall indemnify such persons and to such extent as may be legally permitted under the laws of the State of Oklahoma in effect from time to time.

Section   5.     Fiscal Year

          The fiscal year of the Corporation shall be the calendar year.

Section   6.     Time Periods

          In applying any provision of these bylaws which require that an act be done or not done a specified number of days prior to an event or that an act be done during a period of a specified number of days prior to an event, calen-dar days shall be used, the day of the doing of the act shall be excluded and the day of the event shall be included.

ARTICLE VIII - AMENDMENTS

Section   1.     Amendments

          These bylaws may be amended or repealed by the Board of Directors at any meeting or by the shareholders at any meeting; provided, however, that no amendment which would be inconsistent with the provisions of Section 1 or 10 of
Article II may be made without the approval of holders of at least 66-2/3% of the outstanding shares of the Corporation entitled to vote on election of di-rectors.

BYLAWS OF LIBERTY BANCORP, INC.

(Adopted January 24, 1992
Amended September 20, 1995)
Page

ARTICLE I - SHAREHOLDERS                  1
Section   1.     Annual Meeting           1
Section   2.     Special Meetings         1
Section   3.     Notice of Meetings       1
Section   4.     Quorum                   2
Section   5.     Conduct of Business      3
Section   6.     Proxies and Voting       3
Section   7.     Stock List               3
Section   8.     Notice of Shareholder
                 Nomination and
                 Shareholder Business     4

ARTICLE II - BOARD OF DIRECTORS           5
Section   1.     Number and Term of
                 Office                   5
Section   2.     Vacancies                6
Section   3.     Regular Meetings         6
Section   4.     Special Meetings         6
Section   5.     Quorum                   7
Section   6.     Participation in Meet-
                 ings by Conference
                 Telephone                7
Section   7.     Conduct of Business      7
Section   8.     Powers     7
Section   9.     Compensation of
                 Directors                8
Section 10.     Removal                   8

ARTICLE III - COMMITTEES                  8
Section   1.     Audit Committee          8
Section   2.     Executive Committee      9
Section   3.     Other Committees         9
Section   4.     Conduct of Business     10

ARTICLE IV - OFFICERS                    10
Section   1.     Generally               10
Section   2.     Chairman                10
Section   3.     Vice-Chairman           11
Section   4.     Chief Executive Officer 11
Section   5.     President               11
Section   6.     Secretary               11
Section   7.     Other Officers          11
Section   8.     Delegation of Authority 12
Section   9.     Removal                 12
Section  10.     Action with Respect to
                 Securities of Other
                 Corporations            12

ARTICLE V - STOCK                        12
Section   1.     Certificates of Stock   12
Section   2.     Transfers of Stock      12
Section   3.     Record Date             13
Section   4.     Lost, Stolen or
                 Destroyed Certificates  14
Section   5.     Regulations             14

ARTICLE VI - NOTICES                     14
Section   1.     Notices                 14
Section   2.     Waivers                 14

ARTICLE VII - MISCELLANEOUS              15
Section   1.     Facsimile Signatures    15
Section   2.     Corporate Seal          15
Section   3.     Reliance upon Books,
                 Reports and Records     15
Section   4.     Indemnification         15
Section   5.     Fiscal Year             15
Section   6.     Time Periods            15

ARTICLE VIII - AMENDMENTS                16
Section   1.     Amendments              16

EXHIBIT 10.3

DOCUMENTS RELATING TO LIBERTY TULSA LEASE

I N D E X

                                                                       PAGE NO.
 ARTICLE 1. BASIC LEASE PROVISIONS AND IDENTIFICATION OF EXHIBITS ..     2,3
 ARTICLE 2. DEMISE; DEMISED PREMISES; TERM ..........................    3,4
 ARTICLE 3. RENT ...................................................     4,5
 ARTICLE 4. OCCUPANCY ..............................................     5,6
 ARTICLE 5. ALTERATIONS AND INSTALLATIONS ..........................     6-10
 ARTICLE 6. REPAIRS ................................................    10-13
 ARTICLE 7. REQUIREMENTS OF LAW, TENANT'S INSURANCE ................    13-15
 ARTICLE 8. SUBORDINATION; ATTORNMENT; NONDISTURBANCE ..............    15-18
 ARTICLE 9. PROPERTY--LOSS, DAMAGE, REIMBURSEMENT ..................    18-22
ARTICLE 10. DESTRUCTION, FIRE OR OTHER CASUALTY ....................    22-24
ARTICLE 11. EMINENT DOMAIN .........................................    24-27
ARTICLE 12. ASSIGNMENT, SUBLETTING .................................    27-30
ARTICLE 13. ACCESS TO DEMISED PREMISES .............................    30-32
ARTICLE 14. CERTIFICATE OF OCCUPANCY; TITLE [INTENTIONALLY DELETED].      33
ARTICLE 15. BANKRUPTCY .............................................    33-35
ARTICLE 16. DEFAULT BY TENANT ......................................    35-37
ARTICLE 17. REMEDIES OF LANDLORD; WAIVER OF REDEMPTION .............    38-40
ARTICLE 18. DEFAULT BY LANDLORD ....................................    40,41
ARTICLE 19. NO REPRESENTATIONS BY LANDLORD .........................      41
ARTICLE 20. END OF TERM ............................................    41,42
ARTICLE 21. QUIET ENJOYMENT ........................................      42
ARTICLE 22. DEFINITIONS ............................................    42,43
ARTICLE 23. RULES AND REGULATIONS ..................................    43,44
ARTICLE 24. NO WAIVER ..............................................    45,46
ARTICLE 25. ENFORCEMENT PROCEDURES .................................    46,47
ARTICLE 26. INABILITY TO PERFORM ...................................    47,48
ARTICLE 27. SERVICES ...............................................    48-55
ARTICLE 28. OPERATING EXPENSE ESCALATION ...........................    55-65
ARTICLE 29. RENEWAL ................................................    65-69
ARTICLE 30. NAME OF BUILDING .......................................      69
ARTICLE 31. SIGNS ..................................................    70,71
ARTICLE 32. OPTION TO LEASE ADDITIONAL SPACE .......................    71,72
ARTICLE 33. NOTIFICATION BY LANDLORD OF INTENT TO SELL/RIGHT OF
            REFUSAL ................................................    72-75
ARTICLE 34. SECURITY ...............................................    75,76
ARTICLE 35. NOTICES ................................................      76
ARTICLE 36. TENANT'S SPECIAL RIGHTS ................................    77,78
ARTICLE 37. ESTOPPEL CERTIFICATES ..................................      79
ARTICLE 38. MEMORANDUM OR SHORT FORM OF LEASE ......................      80
ARTICLE 39. CAPTIONS ...............................................      80
ARTICLE 40. INVALIDITY OF ANY PROVISION ............................    80,81
ARTICLE 41. SUCCESSORS AND ASSIGNS; GOVERNING LAW ..................      81
ARTICLE 42. GUARANTY ...............................................      81

EXHIBIT A     ..................................     Legal Description for Land
EXHIBIT B     ..............................     Demised Premises - Floor Plans
EXHIBIT C     ..............................     Building Rules and Regulations
EXHIBIT D     ....................................................     addendum
EXHIBIT E     ...........................................     Cleaning Schedule
EXHIBIT F     ..............................................     Lease Guaranty

THIS REPLACEMENT INDENTURE OF LEASE, dated as of and effective the 7 day of April, 1994, by and between INTERVEST-FIRST PLACE TULSA LIMITED PARTNERSHIP, having an address at 15 East 5th Street, First Place Tower, Suite 2700, Tulsa, Oklahoma 74103 (hereinafter called "Landlord"), and LIBERTY BANK AND TRUST COMPANY OF TULSA, N.A., a national banking association organized under the laws of the United States of America, having an office at First Place Tower, 15 East 5th Street, Tulsa, Oklahoma 74103 (hereafter called "Tenant").

WHEREAS, Landlord is the owner of a portion of the parcel of land bounded by Fourth Street, South Boston Avenue, Fifth Street and South Main Street in the City of Tulsa, County of Tulsa, and State of Oklahoma, more particularly described in Exhibit "A" attached hereto and made a part hereof (the "Land"), together with the buildings and improvements thereon (the Land, buildings and improvements are hereinafter collectively referred to as the "Building" or "Buildings"); and
WHEREAS, Tenant desires that a lease be made to it of certain spaces in the Buildings for the term, for the rent and upon and subject to the covenants, agreements, terms, conditions, limitations, exceptions and reservations herein contained; and
WHEREAS, the parties desire to cancel and terminate each of those certain leases and each amendment thereto by and between the predecessors in title and interest of Tenant and Landlord covering space in the Buildings and replace same with this Replacement Indenture of Lease.

NOW, THEREFORE, Landlord and Tenant hereby covenant and agree as follows:

ARTICLE 1

BASIC LEASE PROVISIONS AND IDENTIFICATION OF EXHIBITS

A. Basic LEASE PROVISIONS:

(a) BUILDING:     FIRST PLACE TOWER AND MIDRISE
     Tulsa. Oklahoma

(b) LANDLORD'S ADDRESS:

     INTERVEST-FIRST PLACE TULSA
     LIMITED PARTNERSHIP
     ATTN: DALE A. WILLIAMS
     15 East 5th Street, Suite 2700
     Tulsa, Oklahoma 7llO3

(c) TENANT'S ADDRESS:     LIBERTY BANK AND TRUST COMPANY
     OF TULSA, N.A.
     First Place Tower
     15 East 5th Street
     Tulsa, Oklahoma 74103

(d) DEMISED PREMISES/
     SUITE NUMBER(s):  See Exhibit "B"

(e) LEASE TERM:     225 Months

(f) RENEWAL OPTIONS:     Two 10 Year renewal options pursuant to
     Article 29

(g) COMMENCEMENT DATE:     April 7, 1994
     EXPIRATION DATE:      December 31, 2012

(h) INITIAL ANNUAL
     BASE RENTAL:     $1,760,187.00

(i) NET RENTABLE AREA OF
     DEMISED PREMISES
      ("NRA")               213,356 Rentable Square Feet

(j) OPERATING EXPENSE
     STOP:                  $1,633,750.00
     REAL ESTATE TAX
     EXPENSE TOP:           $  403,700.00

(k) TENANT'S BROKER     NONE
(1) LANDORD'S BROKER     NONE
(m) PERMITTED USE:     General Office/Banking per Article 4

B. IDENTIFICATION OF EXHIBITS: The following Exhibits are incorporated herein:

Exhibit "A" - Legal Description for Land
Exhibit "B" - Demised Premises - Floor Plan
Exhibit "C" - Building Rules and Regulations
Exhibit "D" - Addendum
Exhibit "E" - Cleaning Schedule
Exhibit "F" - Lease Guaranty

ARTICLE 2
DEMISE; DEMISED PREMISES; TERM
2.01. Landlord hereby demises and leases to Tenant, and Tenant hereby takes and hires from Landlord, the premises described on Exhibit "B" for the term hereinafter stated, for the rent hereinafter reserved and upon and subject to the covenants, agreements, terms, conditions, limitations, exceptions and reservations of this lease (the "Lease").
The "Plaza" herein referred to constitutes two levels. and whenever the term Plaza is used in this Lease, same shall be deemed to mean both levels of the Plaza. "Auditorium" refers to the space denoted as such on Exhibit "B". The plot and floor plans designating and defining the Demised Premises, initialled by the parties hereto, are hereby by reference incorporated in this Lease as Exhibit "B", as though physically attached hereto.
2.02. The term "NRA", as used herein, shall refer to the net rentable area of the Demised Premises as specified in Section lA(i) above.
2.03. The initial term of this Lease and the estate hereby granted shall and shall end on the Expiration Date, each as Such initial term, together with any renewals commence on the Commencement Date specified in Section lA(g), above. thereof elected by Tenant pursuant to
Article 29 hereof, is hereinafter called "the term of this Lease".

ARTICLE 3
RENT
3.01. Tenant agrees to pay to Landlord for the Demised Premises a base annual rental (hereinafter referred to as the "Initial Annual Base Rent") the sum of One Million Seven Hundred Sixty Thousand One Hundred Eighty-seven Dollars (Sl,760,187.00) per annum.
3.02. Tenant shall also pay any additional rent as may be required pursuant to
Article 28 hereof.
3.03. Tenant agrees to pay said Annual Base Rent in lawful money of the United States, in equal monthly installments in advance on the first day of each calendar month during said term, at the office of Landlord or such other place as Landlord may designate, without any setoff or deduction whatsoever, except such deduction as may be occasioned by the occurrence of any event requiring a deduction from or abatement of rent as specifically set forth in this Lease. Should the obligation to pay rent in the first month of this Lease commence on any day other than the first day of a month, then the fixed rent for the unexpired portion of such month shall be adjusted and prorated on a per diem basis.

3.04. (a) Commencing January 1, 2003 Annual Base Rent shall increase to the sum of Two Million Seven Hundred Twenty Thousand Two Hundred Eighty-nine Dollars (S2,720,289) per annum payable as provided in Section 3.03.
(b) Commencing January 1, 2008 Annual Base Rent shall increase to the sum of Three Million One Hundred Forty-seven Thousand Dollars ($3,147,000.00) per annum payable as provided in Section 3.03.

ARTICLE 4
OCCUPANCY
4.01. Tenant shall use and occupy the Demised Premises for the purpose of carrying on, either by it or by any parent, subsidiary, controlled or affiliated persons, firms, or companies, or by any successor by consolidation, merger or other corporate action, a commercial banking, trust, guarantee, depository, safe deposit, investment or securities business and for any and all other purposes for which Tenant or any parent, subsidiary, affiliated or controlled person, firm or company or any such successor is specifically authorized, or from which it is not specifically prohibited by its charter or by-laws, or any governmental rule, regulation, order or license.
Such use shall include the right of Tenant to maintain on the 41st floor of the Demised Premises the existing private dining facilities and kitchen for the purpose of preparing and serving food and beverage to Tenant's employees and guests, but not to operate the same as a public restaurant. In addition, such use shall include the right of Tenant to maintain on the Plaza lower level of the Demised Premises the existing public dining facilities, cafeteria and kitchen for the purpose of preparing and serving food and beverage to Tenant's employees primarily, as well as Tenant' guests, other tenants of the Buildings, their employees, guests and the general public for breakfast and lunch, and the right to use the dining facilities, cafeteria and kitchen for the purpose of preparing and serving food and beverage to Tenant's employees for dinner. Landlord shall not be restricted from operating or leasing to an operator any space in the Buildings for restaurant purposes.
1.02. Landlord agrees that so long as Tenant is not in default with respect to the terms, covenants, and conditions of this Lease on its part to be performed during the initial term or any renewal thereof, Landlord will not lease any space in the Buildings to, or permit the same to be occupied by any person, firm or corporation organized under the banking laws of the United States of America or the State of Oklahoma, or any other person, firm or corporation which competes with any operation or business, as is in existence on the Commencement Date, of Tenant or any subsidiary, parent, affiliated or controlled person, firm or company, without the prior written consent of the Tenant. The foregoing agreement shall be enforceable only to the extent that the same is not prohibited by or in violation of any Federal or state anti-trust law, rule or regulation. This agreement by Landlord shall only be effective with respect to leases executed by Landlord subsequent to the Commencement Date.
ARTICLE 5
ALTERATIONS AND INSTALLATIONS
5.01. Tenant may, subject to the provisions of Section 7.02 hereof, from time to time during the term of this Lease make non-structural alterations, additions, installations, substitutions and improvements in and to the Demised Premises as Tenant may reasonably deem necessary or desirable with Landlord's prior written consent, which consent shall not be unreasonably withheld. Structural alterations, additions, installations, substitutions and improvements are hereby defined to include only such alterations, additions, installations, substitutions and improvements which materially affect the basic structure of the Building's skeleton, foundation, outer skin, or core, or any Building fixture, appurtenance, equipment or other Building item within said core. Landlord, at Landlord's sole option, may consent (such consent not to be unreasonably withheld) to the Tenant making structural alterations, additions, installations, substitutions and improvements in and to the Demised Premises. Tenant agrees that the demising walls, the appearance of the Building lobby and the outside appearance and strength of the Buildings shall not be affected by such alterations, additions, installations, substitutions and improvements and that the same shall not materially interfere with the mechanical, electrical and plumbing facilities serving the Buildings. Tenant may also install telex, television, and telephone lines through other portions of the Buildings, at locations specified by Landlord, to the extent necessary to provide service as required by Tenant. Such alterations, additions, installations, substitutions and improvements shall be at Tenant's expense. Tenant agrees that at least thirty (30) days before commencing any structural, nonstructural, mechanical, electrical or Plumbing work Tenant will deliver to Landlord a copy of the plans covering said work as approved by the appropriate governmental department, if such approval is required. Tenant further agrees to do such work in such a manner as not to interfere with or impair the use of other portions of the Buildings by Landlord and other tenants of the Buildings and if necessary to prevent such interference or impairment, to do work after business hours even though more expense may be incurred thereby. Provided, however, in the event Landlord determines that any construction, alteration, remodeling or like activity to be conducted by Tenant in the Demised Premises or Buildings affects in any manner asbestos containing materials ("ACM") and the estimated cost of such construction, alteration, remodeling or like activity is less than S10,000-00, then Landlord shall be entitled to manage Tenant's construction, alteration or remodeling activities and charge a fee therefor in an amount equal to ten percent (10%) of the total cost of such project. In those instances where such estimated cost is in excess of $10,000.00, then all asbestos abatement required to be conducted in relation to Tenant's work shall be conducted by Landlord and Tenant shall pay the cost of such abatement plus 10% to Landlord. In either of such events Tenant shall be entitled to approve all construction bids for such work, such approval not to be unreasonably withheld.
x 5.02. Any mechanic's lien filed against the Demised Premises or the Buildings for work claimed to have been done for or materials claimed to have been furnished to Tenant shall be discharged by Tenant within ten (10) business days thereafter by payment or filing of a bond as required by law or otherwise.
5.03. All alterations, installations, additions and improvements made and installed by Landlord, shall become and be the property of Landlord and shall remain upon and be surrendered with the Demised Premises as part thereof at the end of the term of this Lease.
5.04. All alterations, installations, additions and improvements made and installed by Tenant, or at Tenant's expense, upon or in the Demised Premises which are of a permanent nature and which cannot be removed without structural damage to the Demised Premises or Buildings shall become and be the property of Landlord and shall remain upon and be surrendered with the Demised Premises as a part thereof at the end of the term of this Lease, except that Landlord shall have the right and privilege at any time up to six months prior to the termination of the Lease to serve notice upon tenant that any of such alterations, installations, additions and improvements shall be removed and, in the event of service of such notice, Tenant will, at Tenant's own cost and expense, remove the same in accordance with such request; provided, however, that Tenant shall not be under any obligation to remove any stairways, escalators, private elevators, private lavatories, dry wall partitions, closets, built-in lighting fixtures and equipment, kitchen plumbing, special air conditioning or convectors, whether or not such property is considered of a permanent nature and whether or not such property can be removed without structural damage to the Demised Premises or Buildings. Upon the removal of any of the property specified in this Section, Tenant shall be obligated to repair any damage to the Demised Premises or Buildings made necessary by such removal.
5.05. Where furnished by or at the expense of Tenant all furniture, furnishings and trade fixtures, including without limitation, art objects, murals, carpets, rugs, business machines and equipment, apparatus, vault doors and vault frames and linings, safe deposit equipment, counters, screens, grille work, cages, metal railings, lighting fixtures and equipment, and kitchen equipment and any other movable property shall remain the property of Tenant which may at its option remove all or any part thereof at any time prior to the expiration of the term of this Lease. In case Tenant shall decide not to remove any part of such property, Tenant shall notify Landlord in writing not less than three (3) months prior to the expiration of the term of this Lease, specifying the items of property which it has decided not to remove. If, within thirty (30) days after the service of such notice, Landlord shall request Tenant to remove any of the said property, Tenant shall remove the same prior to the expiration of the Lease in accordance with such request. As to such property which Landlord does not request Tenant to remove, the same shall, if left by Tenant, become the property of the Landlord.

5.06. If any alterations, installations, additions, improvements or other property which Tenant shall have the right to remove or be requested by Landlord to remove as provided in Sections 5.04. and 5.05. of this Lease (herein in this Section 5.06. called the "property") are not removed on or prior to the expiration of the term of this Lease, Tenant shall be liable for and pay to Landlord any and all incidental damages arising therefrom (including without limitation lost rentals, if any) and Landlord shall have the right to remove said property and to dispose of the same without accountability to Tenant at the sole cost and expense of Tenant. In case of any damage to the Demised Premises or the Buildings resulting from the removal of the property, other than as set forth in Section 5.04, Tenant shall repair such damage or, in default thereof, shall reimburse Landlord for Landlord's cost in repairing such damage.
ARTICLE 6
REPAIRS
6.01. Tenant shall, at its sole cost and expense, make all non-structural repairs to the [Demised Premises (except those non-structural repairs and replacements required to be made by Landlord pursuant to Section 6.05 hereof) and such repairs to the Demised Premises and the fixtures and appurtenances therein necessitated by the negligence of Tenant (except fire or other casualty caused by Tenant's negligence, if the fire or other casualty insurance policies insuring Landlord are not invalidated by this provision) or by the use of the Demised Premises in a manner contrary to the purposes for which same are leased to Tenant, as and when needed to preserve them in good working order and condition. Except as otherwise provided in Section 5.04 of this Lease, all damage or injury to the Demised Premises and to its fixtures, appurtenances and equipment or to the Buildings or to their fixtures, appurtenances and equipment caused by Tenant moving property in or out of the Buildings or by installation or removal of furniture, fixtures or other property, and for which Landlord has not been or will not be reimbursed by insurance, shall be repaired, restored or replaced promptly by Tenant at its sole cost and expense, which repairs, restorations and replacements shall be in quality and class equal to the original work or installations. If Tenant fails to make such repairs, restorations or replacements, same may be made by Landlord at the expense of Tenant and such expense shall be collectible as additional rent and shall be paid by Tenant within fifteen (15) days after rendition of a bill therefor.
6.02. Tenant shall not place a load upon any floor of the Demised Premises exceeding the floor load per square foot area which such floor was designed to carry and which is allowed by law.
6.03. Business machines and mechanical equipment belonging to Landlord or to Tenant which cause vibration, noise, cold or heat that may be transmitted to the Building structure or to any leased space to such a degree as to be objectionable to Landlord or to Tenant or to any other tenants in the Buildings shall be placed and maintained by the party owning or leasing the machines or equipment at such party's expense in settings of cork, rubber, spring type or similar vibration eliminators sufficient to absorb and prevent such vibration or noise. Landlord covenants that it will require all other tenants of space in the Buildings under new leases executed by Landlord subsequent to the Commencement Date to covenant and agree as aforesaid in this Section 6.03. contained. The parties hereto recognize that the operation of elevators, air conditioning and heating equipment will cause some vibration, noise, heat or cold which may be transmitted to other parts of the Buildings and Demised Premises. Neither Landlord nor Tenant shall be under any obligation to endeavor to reduce such vibration, noise, heat or cold beyond what is customary practice for ownership or use of buildings in Tulsa of this type, age and construction.
6.04. Except as provided in Section 10.01 of this Lease there shall be no allowance to Tenant for a diminution of rental value and no liability on the part of Landlord by reason of inconvenience, annoyance or injury to business arising from the making of any repairs, alterations, additions or improvements in or to any portion of the Buildings or the Demised premises or in or to fixtures, appurtenances or equipment thereof. Landlord agrees to use its best efforts to do any work in such a manner as not materially to interfere with or impair Tenant's use and enjoyment of the Demised Premises and, if necessary to prevent such interference or impairment, any such work which must be done within the Demised Premises shall be done after business hours even though more expense may be incurred thereby. Landlord agrees that, once the remodeling project as provided in the Addendum attached hereto as Exhibit "D" is completed, the public lobby on the ground floor shall be kept reasonably free of construction activity during business hours even though more expense may be incurred thereby.
6.05. Landlord agrees, at its expense, to make all structural repairs and replacements to the Demised Premises and the Buildings, and (except repairs which Tenant is obligated to make pursuant to the provisions of this Lease) to repair and maintain all exterior windows, electric wiring, risers, plumbing, heating, ventilating and air conditioning facilities servicing the Demised Premises and the common areas (other than any of the foregoing installed by Tenant) provided Landlord shall have knowledge of the need thereof. Tenant shall promptly notify Landlord of the necessity of any repairs of which Tenant may have actual knowledge and for which Landlord may be responsible under the provisions of this Section, and upon receipt of such notice Landlord shall make such repairs with due diligence.

ARTICLE 7
REQUIREMENTS OF LAW; TENANT'S INSURANCE
7 n1    Tenant, at its expense, shall comply with all laws, orders and regulations of Federal, State, County and Municipal authorities, and with any direction of any public officer or officers, pursuant to law, which shall impose any violation, order or duty upon Landlord or Tenant with respect to Tenant's use or occupation of the Demised Premises, provided such violation, order or duty arises from or results from Tenant's failure to comply with Tenant's covenants or agreements in this Lease or from Tenant's negligence or from Tenant's use or occupation of the Demised Premises in a manner contrary to the purposes for which the same are leased to Tenant. Landlord agrees, at its expense, to comply with all such laws, orders, regulations and directions, other than those with which Tenant is required hereunder to comply.
7.02. During construction of the Buildings, ACM were used. In order to coordinate with Landlord's efforts to manage the ACM within the Buildings and Demised Premises, Tenant may not undertake any demolition, construction or remodeling activity without prior consultation with, and approval by Landlord. Tenant, its employees and agents shall in no event disturb the ACM and shall abide by Landlord's ACM Operation and Maintenance Program for the Building. The presence of asbestos in the Building shall not be the basis for termination or cancellation of or abatement of rent under this Lease. Landlord shall, upon the execution hereof, provide Tenant with a copy of Landlord's ACM Operations and Maintenance Plan (the "Plan"). Landlord shall provide to Tenant, upon Tenant's request, the results of the air monitoring of the Building conducted as a part of the Plan.
7.03. Tenant shall not do or permit to be done any act or thing upon the Demised Premises, which will invalidate or be in conflict with any fire insurance policies covering the Buildings, fixtures and property therein, or which would increase the rate of fire insurance applicable to the Buildings to an amount higher than it otherwise would be; and Tenant shall neither do nor permit to be done any act or thing upon the Demised Premises which shall or might subject Landlord to any liability or responsibility for injury to any person or persons or to property by reason of any business or operation being carried on upon the Demised Premises; but nothing in this Section shall limit or restrict Tenant's use of the Demised Premises for the purposes stated in
Article 4 hereof or subject Tenant to any liability by reason of its proper use of the Demised Premises for such purposes.
7.04. If, as a result of any act or omission by Tenant in violation of this Lease, the rate of fire insurance applicable to the Buildings shall be increased to an amount higher than it otherwise would be without such act or omission, Tenant shall reimburse Landlord for all increases of Landlord's fire insurance premiums so caused; such reimbursement shall be additional rent payable upon the first day of the month following any outlay by Landlord for such increased fire insurance premiums. In any action or proceeding wherein Landlord and Tenant are parties, a schedule or "make up" of rate for the Buildings or Demised Premises issued by the body making fire insurance rates for said Demised Premises shall be presumptive evidence of the facts therein stated and of the several items and charges in the fire insurance rate then applicable to said Demised Premises.
7.05. During the term of this Lease and any and all extensions thereof, Tenant will carry liability insurance on the Demised Premises (including the Plaza and Auditorium) at its sole cost and expense. Any such liability insurance shall be subject to the prior written approval of Landlord as to carrier, terms and amount, and shall name Landlord an insured party. Landlord's approval shall not be unreasonably withheld with respect to the requirements imposed by the provisions of this Section, provided, however, the amount of such insurance shall in no event be less than Five Million ($5,000,000.00) Dollars.

ARTICLE 8
SUBORDINATION; ATTORNMENT; NONDISTURBANCE
8.01. Subject to the provisions of Section 8.04 hereof this Lease shall be subject and subordinate to all ground or underlying leases and to all mortgages which may now or hereafter affect such leases or the real property of which the Demised Premises form a part, and to all renewals, modifications, consolidations, replacements and extensions thereof.
8.02. This subordination provision with respect to ground and underlying leases is subject to the express condition that in the event of any termination of any ground or underlying lease by re-entry, notice, summary proceedings or other action or proceeding or if such ground or underlying lease shall otherwise terminate or expire before the expiration of the term of this Lease and if this Lease shall, immediately prior to such termination or expiration of such ground or underlying lease, have been in full force and effect, then in any of such events Tenant shall not be made a party in any action or proceeding to remove or evict Tenant or to disturb its possession and this Lease shall continue in full force and effect as a direct lease between Tenant and the then owner of the fee or the landlord of the ground or underlying lease, as the case may be, upon all of the terms, covenants, conditions and agreements as are set forth in this Lease, and, upon the written request of such owner or landlord, as provided by Section 8.04 hereof, Tenant agrees to execute and deliver an instrument whereby Tenant will attorn to such owner or landlord, as the case may be, upon all of the terms, covenants, conditions and agreements as are set forth in this Lease.
8.03 This subordination provision with respect to mortgages shall be subject to the express condition that so long as Tenant is not in default in the payment of any rent or additional rent for a period of fifteen (15) days after notice and demand, Tenant will not be named or joined in any action or proceeding to foreclose any such mortgage, that any action or proceeding will not result in a cancellation or termination of this Lease, that in the event the holder of any mortgage becomes the owner of the fee in the event of the sale of the land and/or Building(s), as a result of any action or proceeding to foreclose any such mortgage, or the assignee of any ground or underlying lease or the lessee of any other lease given in substitution therefor, this Lease shall continue in full force and effect as a direct lease between Tenant and the then owner of the fee or the purchaser of the land and/or Building(s), or the then lessee of the ground or underlying lease or of any other lease given in substitution therefor, as the case may be, upon all of the terms, covenants and conditions of this Lease. Upon the written request of such owner, purchaser or lessee, as provided by Section 8.04 hereof, Tenant agrees to execute and deliver an instrument whereby Tenant will attorn to such owner, purchaser or lessee, as the case may be, upon all of the terms, covenants, conditions and agreements as are set forth in this Lease.
8.04. The provisions of this Article 8 shall be subject to Landlord, or the holder of any interest to which this Lease is to become subordinate, delivering to Tenant not less than sixty (60) days prior to such desired subordination a Subordination-Attornment-Nondisturbance Agreement giving effect to the provisions of Section 8.02 or 8.03 hereof. In the event Tenant fails to execute, acknowledge and deliver such Agreement to the requesting party within sixty (60) days of such request, then, in such event the aforesaid provisions of Sections 8.02 and 8.03 hereof shall be selfoperative, and this Lease shall automatically be subject and subordinate to all ground and underlying leases, and to all mortgages which were the subject of such request. Thereafter, no further instrument of subordination shall be required by the holders of any interest to which this Lease is subordinate. Each party agrees, however, whenever requested so to do upon reasonable notice to it by the other, to execute such instruments confirmatory of the provisions of this Article 8 as the party requesting the same may require.
8.05. Notwithstanding the provisions of Section 8.03 hereof, should any mortgagee require that this Lease be prior rather than subordinate to any such mortgage, Tenant shall, promptly upon request therefor by Landlord or such mortgagee, and without charge therefor, execute a document effecting and/or acknowledging such priority, which document shall contain, at the option of such requesting party, an attornment obligation to the mortgagee as Landlord in the event of foreclosure or to any party acquiring title through such mortgage in such event.

ARTICLE 9
PROPERTY-LOSS, DAMAGE, REIMBURSEMENT
9.01. Landlord or its agents shall not be liable for any injury or damage to persons or property resulting from fire, explosion, falling plaster, steam, gas, electricity, water, rain or snow or leaks from any part of the Buildings or from the pipes, appliances or plumbing works or from the roof, street or subsurface or from any other place or by dampness or by any other cause of whatsoever nature, unless any of the foregoing shall be caused by or due to the negligence of Landlord, its agents, servants or employees, or Landlord's failure to maintain the Buildings or the Demised Premises in good operating condition and repair as required by this Lease.

9.02. Tenant shall reimburse Landlord for all expenses, damages or fines incurred or suffered by Landlord, and for which Landlord has not been or will not be reimbursed by insurance, by reason of any breach, violation or nonperformance by Tenant, or its agents, servants or employees, of any covenant or provision of this Lease, or by reason of damage to persons or property caused by moving property of or for Tenant in or out of the Buildings, or by the installation or removal of furniture or other property of or for Tenant except as provided in Section 5.04 of this Lease.

9.03. Tenant shall give Landlord notice in case of fire or accidents in the Demised Premises promptly after Tenant is aware of such event.

9.04. (a) Landlord covenants that throughout the term of this Lease it shall keep the Buildings and the fixtures, appurtenances and equipment therein (except Tenant's property as specified in Section 5.05) insured on the basis of their replacement value in the name and for the benefit of Landlord and the mortgagee or mortgagees of the fee simple, if any, as their interests shall appear against those risks normally insured against by prudent owners of similar buildings in Tulsa. Landlord also agrees that, if obtainable, it will include in its fire insurance policies appropriate clauses pursuant to which the insurance companies (i) waive all right of subrogation against Tenant with respect to losses payable under such policies and/or (ii) agree that such policies shall not be invalidated should the insured waive in writing prior to a loss any or all right of recovery against any party for losses covered by such policies. If Landlord at any time is unable to obtain in said policies either of the clauses described in the preceding sentence, Landlord shall, if possible, have Tenant named in such policies as one of the assureds, but should any additional premiums be exacted for any such clause or clauses or naming, Landlord shall be released from the obligation hereby imposed unless Tenant shall agree to pay such additional premium. If Tenant shall be named as one of the assureds in accordance with the foregoing, Tenant agrees to endorse promptly to the order of Landlord, without recourse, any check, draft or order for the payment of money representing the proceeds of any such policy or representing any other payment growing out of or connected with said policies, and Tenant does hereby irrevocably waive any and all rights in and to such proceeds and payments- Tenant shall not have the right to participate in the settlement of any claims for losses under any policies in which Tenant is named as an assured, pursuant to the foregoing provisions.
(b) Tenant agrees (and Landlord agrees to use its best efforts to require each tenant executing a lease for space in the Buildings subsequent to the Commencement Date) to include, if obtainable, in its fire insurance policy or policies on its furniture, furnishings, fixtures and other property removable by Tenant under the provisions of its lease of space in the Buildings appropriate clauses pursuant to which the insurance company or companies (i) waive the right of subrogation against Landlord and/or any tenant of space in the Buildings with respect to losses payable under such policy or policies and/or (ii) agree that such policy or policies shall not be invalidated should the insured waive in writing prior to a loss any or all right of recovery against any party for losses covered by such policy or policies. If any tenant is unable to obtain in such policy or policies either if the clauses described in the preceding sentence, such tenant shall, if possible, have Landlord named in such policy or policies as one of the assureds, but should any additional premium be exacted for any such clause or clauses or naming, such tenant shall be released from the obligation hereby imposed unless Landlord or the other tenants shall agree to pay such additional premium. If Landlord shall be named as one of the assureds in accordance with the foregoing, Landlord agrees to endorse promptly to the order of such tenant, without recourse, any check, draft, or order for the payment of money representing the proceeds of any such policy or representing any other payment growing out of or connected with said policies, and Landlord does hereby irrevocably waive any and all rights in and to such proceeds and payments. Landlord or the other tenants shall not have the right to participate in the settlement of any claims for losses under any policies in which Landlord is named as an assured, pursuant to the foregoing provisions.
(c) Provided that Landlord's right of full recovery under its policy or policies aforesaid is not adversely affected or prejudiced thereby, Landlord hereby waives any and all right of recovery which it might otherwise have against Tenant, its servants, agents and employees, for loss or damage occurring to the Buildings and the fixtures, appurtenances and equipment therein, to the extent the same is covered by Landlord's insurance, notwithstanding that such loss or damage may result from the negligence or fault of Tenant, its servants, agents or employees. Provided that Tenant's right of full recovery under its aforesaid policy or policies is not adversely affected or prejudiced thereby, Tenant hereby waives any and all rights of recovery which it might otherwise have against Landlord, its servants, and employees for loss or damage to Tenant's furniture, furnishings, fixtures and other property removable by Tenant under the provisions hereof to the extent that same is covered by Tenant's insurance, notwithstanding that such loss or damage may result from the negligence or fault of Landlord, its servants, agents or employees.
(d) Landlord and Tenant hereby agree to advise each other promptly as to the language of the clauses included in their respective insurance policies pursuant to subparagraphs (a) and (b) above and if such clauses cannot be obtained to furnish the other with a certificate or copy of such policies showing the naming of the other as one of the assureds, if such naming has been obtained. Landlord and Tenant hereby also agree to notify the other promptly of any cancellation or change of the terms of any such policy which would affect such clauses or naming. All such policies shall, to the extent obtainable, contain agreements by the insurers that such policies shall not be cancelled without at least thirty (30) days prior written notice to both Landlord and Tenant. All such policies which name both Landlord and Tenant as assureds shall, to the extent obtainable, contain agreements by the insurers to the effect that no act or omission of any named assureds will invalidate the policy as to the other named assureds.

ARTICLE 10
DESTRUCTION, FIRE OR OTHER CASUALTY
10.01. If the Buildings shall be partially damaged or destroyed or if the Demised Premises shall be partially or totally damaged or destroyed by fire, casualty or other cause, then, whether or not the damage or destruction shall have resulted from the fault or neglect of Tenant, or its servants, employees, agents, visitors or licensees (and if this Lease shall not have been cancelled as in this Article hereinafter provided), Landlord will repair the damage, and restore, replace, and rebuild the Buildings and the Demised Premises at its expense, with reasonable dispatch and continuity after notice to it of the damage or destruction; provided, however, that Landlord shall not be required to repair or replace any installation made by Tenant, or Tenant's affiliates, prior to or subsequent to the Commencement Date not covered by Landlord's insurance. If the Demised Premises shall be partially damaged or partially destroyed, the Annual Base Rent and additional rent payable hereunder shall be abated to the extent that the Demised Premises shall have been rendered untenantable or unfit for Tenant's use and Tenant does not occupy such damaged or destroyed part of the Demised Premises on other than an emergency basis for the period from the date of such damage or destruction to the date that the damage shall be repaired or restored. If the Demised Premises or a major part thereof shall be totally, or substantially damaged or destroyed or rendered completely, or substantially, untenantable on account of fire, casualty or other cause, the Annual Base Rent and additional rent shall completely abate as of the date of the damage or destruction and until Landlord shall repair, restore, replace and rebuild the Demised Premises; provided, however, that should Tenant reoccupy a portion of the Demised Premises for the purpose of conducting business during the period the restoration work is taking place and prior to the date that the same is made completely tenantable, the Annual Base Rent and additional rent shall be apportioned and payable by Tenant in proportion to the part of the Demised Premises occupied by it. Anything herein to the contrary, there shall be no abatement of the Annual Base Rent or additional rent in the event of damage or destruction to the Plaza and/or the Auditorium.
10.02. In case the Buildings or the Demised Premises shall be substantially damaged or destroyed by fire or other cause at any time during the last two years of the initial term or the last two years of any renewal term of this Lease, and Tenant (if it has not previously done so) does not, within thirty
(30) days after such event, exercise its option of renewal as elsewhere in this Lease provided, then either Landlord or Tenant may cancel this Lease upon written notice to the other party hereto given within sixty (60) days after such damage or destruction.
10.03. If the Buildings shall be so damaged that Landlord shall decide to demolish or not to rebuild the Buildings, then or in any of such events Landlord shall, within sixty (60) days after such fire or other casualty, give Tenant a notice in writing of such decision, and thereupon the term of this Lease shall expire by lapse of time upon the thirtieth day after such notice is given, and Tenant shall vacate the Demised Premises and surrender the same to Landlord. Upon the termination of this Lease under the conditions hereinbefore provided, Tenant's liability for further rent shall cease as of the day following the fire or other casualty.
10.04. In the event of the termination of this Lease pursuant to the provisions of this Article, this Lease shall expire as fully and completely on the date fixed in such notice of termination as if that were the date definitely fixed for the expiration of this Lease, but the Annual Base Rent and additional rent shall be apportioned and shall be paid up to the date of such damage or destruction, and any prepaid rent shall be refunded to Tenant.
10.05. No damages, compensation or claim shall be payable by Landlord for inconvenience, loss of business or annoyance arising from any repair or restoration of any portion of the Demised Premises or of the Buildings. Landlord shall use its best efforts to effect such repair or restoration promptly and in such manner as not unreasonably to interfere with Tenants occupancy.
10.06. The provisions of this Article shall be considered an express agreement governing any case of damage or destruction of the Buildings, or the Demised Premises by fire or other casualty.

ARTICLE 11
EMINENT DOMAIN
11.01. In the event that the whole of the Demised Premises shall be lawfully condemned or taken in any manner for any public or quasi-public use or purpose, this Lease and the term and estate hereby granted shall forthwith cease and terminate as of the date of vesting of title in the condemning authority (hereinafter referred to as the "date of taking"), and Tenant shall have no claim, including against Landlord, for the value of any unexpired term of this Lease, and the Annual Base Rent and additional rent shall be apportioned as of such date.
11.02. In the event that any part of the Demised Premises shall be so condemned or taken, then this Lease shall be and remain unaffected by such condemnation or taking, except that the Annual Base Rent and additional rent allocable to the part so taken shall be apportioned as of the date of taking, provided, however, that Tenant may elect to cancel this Lease in the event the remaining area shall not be sufficient in the reasonable judgment of Tenant to enable Tenant to continue the operation of its business therein, or if more than thirty percent (30th) of the Demised Premises exclusive of any part of the Demised Premises which is below the third floor should be so condemned or taken, provided such notice of election is given by Tenant to Landlord not later than thirty (30) days after the date when title shall vest in the condemning authority. Upon the giving of such notice, this Lease shall terminate on the thirtieth day following the date of such notice and the Annual Base Rent and additional rent shall be apportioned as of such termination date. Upon such partial taking and this Lease continuing in force as to any part of the Demised Premises, the Annual Base Rent shall be diminished by an amount representing the part of said Annual Base Rent properly applicable to the portion or portions of the Demised Premises which may be so condemned or taken. If as a result of the partial taking (and this Lease continuing in force as to the part of the Demised Premises not so taken), any part of the Demised Premises not taken is damaged, Landlord agrees with reasonable promptness commence the work necessary to restore the damaged portion to the condition existing immediately prior to the taking, and prosecute same with reasonable diligence to its completion. In the event Landlord disputes the reasonableness of Tenant' judgment in determining whether the remaining area is sufficient to enable Tenant to continue the operation of its business therein or in the event Landlord and Tenant are unable to agree as to the amount by which the Annual Base Rent and additional rent shall be diminished, the matter shall be resolved by judicial determination. Anything herein to the contrary, there shall be no abatement of the Annual Base Rent for any condemnation or taking of the Plaza and/or the Auditorium.
11.03. Nothing hereinabove provided shall preclude Tenant from appearing, claiming, proving and receiving in the condemnation proceeding, Tenant's moving expenses, the value of Tenant's fixtures, or Tenant's alterations, installations and improvements which do not become part of the Buildings or the property of Landlord, provided same shall not diminish Landlord's recovery.
11.04. In the event that only a part of the Demised Premises shall be so taken and Tenant shall not have elected to cancel this Lease as above provided, the entire award for a partial taking shall be paid to the Landlord which, at Landlord's own expense, shall to the extent of the net proceeds (after deducting reasonable expenses including attorneys' and appraisers' fees) of the award, restore the unaffected part of the Buildings to substantially the same condition and tenantability as existed prior to the taking, including all of Tenant's alterations which shall have become part of the Buildings or the property of the Landlord. If such partial taking of a portion of the Demised Premises other than the Plaza and/or Auditorium shall occur in the last two years of the initial term hereby granted, or the last two years of any renewal term and provided that Tenant has not then renewed this Lease, either party, irrespective of the area of the space remaining, may elect to cancel this Lease and the term hereby granted, provided such party shall, within thirty (30) days after such taking, give notice to that effect, and upon the giving of such notice, the Annual Base Rent and additional rent shall be apportioned and paid to the date of expiration of the term specified and this Lease and the term hereby granted shall cease, expire and come to an end upon the expiration of said thirty (30) days specified in such notice. If neither party shall so elect to end this Lease and the term hereby granted, Landlord need not restore any part of the Demised Premises and the entire award for partial condemnation shall be paid to Landlord, and Tenant shall have no claim to any part thereof, except as to the items set forth in Section 11.03 where same are applicable.

ARTICLE 12
ASSIGNMENT; SUBLETTING
12.01. Tenant may, without Landlord's prior written consent, assign and transfer this Lease and sublease all or any part of the Demised Premises to any parent, subsidiary, affiliated or controlled corporation or corporations of Tenant and to any successor by consolidation, merger or other corporate action, provided such parent, subsidiary, affiliated or controlled corporation or corporations shall use the Demised Premises for the purposes specified in
Section 4.01 of this Lease.
12.02. Tenant may sublease up to thirty-three thousand (33,000) square feet of the Demised Premises subject to the following conditions:
(i) the reputation of the proposed sublessee is reasonably satisfactory to Landlord;

(ii) the intended use by the proposed sublessee is not the same as or similar to any business as to which Landlord has theretofore granted to any other tenant or occupant of the Buildings the exclusive right to conduct such business in the Buildings (provided such exclusive right is then in effect); or the intended subtenant is not already a tenant of Landlord.
At least 30 days before the commencement of the term of any sublease made or to be made by Tenant pursuant to this Section 12.02, Tenant shall give written notice to Landlord specifying the name of the proposed sublessee and the permitted use of the premises to be subleased. Landlord shall thereupon have 15 days in which to notify Tenant that the proposed sublessee or its prospective use of the subleased premises does not, in Landlord's judgment, satisfy the conditions in the foregoing clauses (i) and (ii). If Tenant disputes such judgment of Landlord, the dispute shall be submitted to judicial determination.
12.03. If less than 95% of the NRA in the Buildings (exclusive of the Demised Premises occupied by Tenant) is leased and occupied, Tenant agrees that it will not sublet any portion of its allowable sublet space at a rent (giving effect to all concessions) lower than 90% of the fair market rent for equivalent office space in Tulsa for an equivalent lease term. Provided, however, notwithstanding the provisions of this Section 12.03, Tenant may sublet any portion of its allowable sublet space to recognized charitable, not-for-profit organizations at such rents as Tenant deems appropriate.
12.04. Each assignee under Section 12.01 hereof shall assume and be deemed to have assumed this Lease and shall be and remain liable jointly and severally with Tenant for the payment of the Annual Base Rent and additional rent and for the due performance of all the terms, covenants, conditions and agreements herein contained on Tenant's part to be performed.
12.05. No assignment under Section 12.01 hereof shall be binding upon Landlord unless the assignee or Tenant shall deliver to Landlord an instrument in recordable form which contains a covenant of assumption by the assignee, but the failure or refusal of the assignee to execute such instrument of assumption shall not release or discharge the assignee from its liability as set forth herein.
12.06. Any consent to any assignment, transfer or subletting which may be given by Landlord shall not constitute a waiver by Landlord of the provisions of this
Article 12, or a release of Tenant from the full performance by it of the covenants on the part of Tenant herein contained (including, without limitation, the obligation to pay the Annual Base Rent, additional rent and other payments herein reserved or provided for); and any consent given by Landlord to any assignment, transfer or subletting shall not relieve Tenant from obtaining the written consent of Landlord to any subsequent assignment, transfer or subletting if such consent is required under the provisions of this Article.
12.07. Any violation of any provision of this Lease by any assignee or sublessee shall be deemed a violation of such provision by Tenant.
12.08. If this Lease be assigned, whether or not in violation of the provisions of this Lease, Landlord may and is hereby empowered to collect the Annual Base Rent and additional rent from the assignee. If the Demised Premises shall be sublet or occupied by anybody other than Tenant, then in the event of Tenant's default, Landlord may and is hereby empowered, at any time from and after the date landlord shall institute summary dispossess proceedings to recover possession under the provisions of this Lease, to collect rent from the subtenants or other occupants so long as such default or any other default shall continue. In either of such events, Landlord shall apply the net amount received by it, to the Annual Base Rent, additional rent and other payments herein reserved or provided for, and no such collection shall be deemed to release Tenant from the further performance of the covenants herein contained on the part of Tenant, or be deemed a waiver of any default on the part of the Tenant under this Lease.
12.09. Landlord's consent to any partial subletting of the Demised Premises, or the assignment of this Lease in any case where Landlord's consent is not required, or any action taken by Landlord under Section 12.08 above, shall not release Tenant from its liability for the performance of this Lease. Landlord shall notify Tenant of any default by any assignee or sublessee in the performance of the terms of this Lease, and give Tenant the same opportunity to cure said default as Tenant in possession shall be entitled to receive under this Lease.

ARTICLE 13
ACCESS TO DEMISED PREMISES
13.01. Tenant shall permit Landlord reasonably to erect, use and maintain pipes, ducts and conduits in and through the Demised Premises, provided the same are installed adjacent to or concealed behind walls and ceilings of the Demised Premises and are installed at such times, by such methods and at such locations as will not s layout or use of the Demised Premises or materially interfere with or impair Tenant damage the appearance thereof and, if necessary to prevent such material interference, impairment or damage, Landlord will do the work after business hours even though more expense may be incurred thereby. If any such permitted installation or work by Landlord shall require a change in Tenant's layout or result in a diminution of Tenant's usable space, Landlord shall pay or reimburse Tenant for all costs and expenses in connection with such change in layout and in addition shall grant to Tenant a proportionate reduction in the Annual Base Rent and additional rent based upon such diminution of usable space, including an appropriate adjustment in Tenant percentage share of any increase or decrease in taxes and costs under Article 28 or this Lease (other than the amount payable by Tenant pursuant to Section
28.02 hereof). Landlord or its agents or designees shall have the right, but only upon request made to Tenant or any authorized employee of Tenant at the Demised Premises, to enter the Demised Premises, other than vaults or other enclosures where money, securities or other valuables or confidential documents are kept, at reasonable times during business hours, for the making of such repairs or alterations as Landlord shall be required or shall have the right to make by the provisions of this Lease or any other lease in the Buildings and, subject to the foregoing, shall also have the right to enter the Demised Premises for the purpose of inspecting them or exhibiting them to prospective purchasers or lessees of the entire Building or to prospective mortgagees of the fee or of the Landlord's interest in the property of which the Demised Premises are a part or to prospective assignees of any such mortgages or to the holder of any mortgage on the Landlord's interest in the property, its agents or designees. Landlord shall be allowed to take all material into and upon the Demised Premises that may be required for the repairs or alterations above mentioned as the same is required for such purpose without the same constituting an eviction of Tenant in whole or in part, and the rent reserved shall in no wise abate, except as otherwise provided in this Lease, while said repairs or alterations are being made, by reason of loss or interruption of the business of Tenant because of the prosecution of any such work, provided Landlord diligently proceeds therewith and performs the work after Tenant's business hours, if necessary, to prevent such loss or interruption of business. Landlord shall exercise reasonable diligence so as to minimize the disturbance.
13.02. Provided Tenant has not then renewed the initial term of this Lease, Landlord may, during the nine (9) months prior to the expiration of the term of this Lease, or, if the term of this Lease has been renewed, during the nine (9) months prior to the expiration of the renewal term, exhibit the Demised Premises to prospective tenants, but no notices of "To Let" or "For Sale" or the like shall be placed in or about the Demised Premises at any time.
13.03. Tenant reserves the right to require that Landlord or any representative, agent or employee of Landlord shall be accompanied while examining the Demised Premises by a representative, agent or employee of Tenant and Tenant agrees promptly to furnish such agent, representative or employee upon request.

13.04. If Tenant shall not be personally present to open and permit an entry into the Demised Premises at any time when for any reason an entry therein shall be urgently necessary by reason of fire or other emergency, Landlord or Landlord's agents may forcibly enter the same without rendering Landlord or such agents liable therefor (if during such entry Landlord or Landlord's agents shall accord reasonable care to Tenant's property) and without in any manner affecting the obligations and covenants of this Lease.

ARTICLE 14
CERTIFICATE OP OCCUPANCY; TITLE

INTENTIONALLY DELETED

ARTICLE 15
BANKRUPTCY
15.01. If at the Commencement Date or if at any time during the term hereby demised there shall be filed by or against Tenant in any court pursuant to any statute either of the United States or of any State a petition in bankruptcy or insolvency or for reorganization or for the appointment of a receiver or trustee of all or a portion of Tenant's property or assets, or if Tenant makes an assignment for the benefit of creditors, or petitions for or enters into an arrangement with creditors, Landlord may at Landlord's option, serve upon Tenant or any such trustee, receiver, or assignee, a notice in writing stating that this Lease and the term hereby granted shall cease and expire on the date specified in said notice, which date shall be not less than ten (10) days after the serving of said notice, and this Lease and the term hereof shall then expire on the date so specified as if that date had originally been fixed in this Lease as the expiration date of the term herein granted. Thereupon, neither Tenant nor any person claiming through or under Tenant by virtue of any statute or of an order of any court shall be entitled to possession or to remain in possession of the Demised Premises but shall forthwith quit and surrender the Demised Premises, and Landlord, in addition to the other rights and remedies Landlord has by virtue of any other provision herein or elsewhere in this Lease contained or by virtue of any statute or rule of law, may retain as liquidated damages any rent, security, deposit or monies received by it from Tenant or others in behalf of Tenant.
15.02. Notwithstanding the provisions of Section 15.01 hereof, in the event that at any times mentioned in Section 15.01 there shall be instituted against Tenant an involuntary proceeding for bankruptcy, insolvency, reorganization or any other relief described in Section 15.01, Tenant shall have ninety (90) days in which to vacate or stay the same before this Lease shall terminate or before Landlord shall have any right to terminate this Lease, provided the Annual Base Rent and additional rent then in arrears, if any, are paid, and further provided that the Annual Base Rent and additional rent which shall become due and payable are paid when due, and Tenant shall not otherwise be in default in the performance of the terms and covenants of this Lease.
15.03. In the event of the termination of this Lease pursuant to Sections 15.01 or 1S.02 hereof, Landlord shall forthwith, notwithstanding any other provisions of this Lease to the contrary, be entitled to recover from Tenant as and for damages an amount equal to the difference between (a) the Annual Base Rent and additional rent reserved hereunder for the unexpired portion of the term of this Lease and (be the fair and reasonable rental of the Demised Premises for the same period, if lower than the Annual Base Rent reserved at the time of termination. In the computation of such damages the difference between any installment of rent becoming due hereunder after the date of termination and the fair and reasonable rental value of the Demised Premises for the period for which such installment was payable shall be discounted to the date of termination at the rate of five percent (5%) per annum. If such Demised Premises or any part thereof be re-let by Landlord for the unexpired term of said Lease, or any part thereof, before presentation of proof of such damages to any court, commission or tribunal, the amount of rent reserved upon such re-letting shall be prima facie the fair and reasonable rental value for the part or the whole of the Demised Premises so re-let during the term of the re-letting. Nothing herein contained shall limit or prejudice the right of Landlord to prove for and obtain as damages by reason of such termination an amount equal to the maximum allowed by any statute or rule of law in effect at the time when, and governing the proceedings in which such damages are to be proved, whether or not such amount be greater, equal to, or less than the amount of the difference referred to above.

ARTICLE 16
DEFAULT BY TENANT
16.01. If Tenant defaults in fulfilling any of the covenants of this Lease (other than the covenant to pay the Annual Base Rent or additional rent) or if the Demised Premises become wholly vacant or deserted, then, in any one or more of such events, upon Landlord serving a written fifteen (15) days' notice upon Tenant specifying the nature of said default and upon the expiration of said fifteen (15) days, if Tenant shall have failed to commence with reasonable dispatch to comply with or remedy such default, and thereafter to take action towards curing such default with reasonable diligence and in good faith, Landlord may serve a written ten (10) days' notice to Tenant to vacate the Demised Premises, and, upon the expiration of said ten (10) days, Tenant's right to possession shall terminate and Tenant shall then quit and surrender the Demised Premises to Landlord but Tenant shall remain liable as hereinafter provided.

16.02. If the notices provided for in Section 16.01 hereof shall have been given, and Tenant's right to possession shall terminate as aforesaid, of if Tenant shall default, for a period of five (5) days after written notice thereof by Landlord, in the payment of the Annual Base Rent reserved herein or any item of additional rent herein provided or any part of either or in making any other payment herein provided for, or if any execution or attachment shall be issued against Tenant or any of Tenant's property whereupon the Demised Premises shall be occupied by someone other than Tenant and such occupancy shall continue for a period of sixty (60) days, then and in any of such events Landlord may, without notice, re-enter the Demised Premises either by force or otherwise, and dispossess Tenant, the legal representatives of Tenant or other occupant of the Demised Premises, by summary proceedings or otherwise, and remove their effects and hold the Demised Premises and Tenant hereby waives the service of notice of intention to re-enter or to institute legal proceedings to that end. If Tenant shall make default hereunder prior to the date fixed as the commencement of any renewal or extension of this Lease and shall fail to cure such default within the applicable period herein provided after notice thereof, Landlord shall thereby become entitled to and shall re-enter and dispossess Tenant, and Landlord may cancel and terminate such renewal or extension agreement by written notice.
16.03. Notwithstanding any dispossess of Tenant as forth in this Article prior to the Lease expiration date, Tenant's obligation to pay any and all Annual Base Rent and additional rent under this Lease shall continue to and cover all periods up to date provided in this Lease for the expiration of the then existing term hereof.
16.04. Notwithstanding the provisions of Section 16.01 hereof, Tenant, at its own cost and expense, in its name and/or (wherever necessary) Landlord's name, may contest, in any manner permitted by law (including appeals to a court, or governmental department or authority having jurisdiction in the matter) the validity or the enforcement of any governmental act, regulation or directive with which Tenant is required to comply pursuant to this Lease, and may defer compliance therewith provided that:
(a) such non-compliance shall not subject Landlord to criminal prosecution or subject the Land and/or Buildings to lien or sale;
(b) such non-compliance shall not be in violation of any fee mortgage, or of any ground or underlying lease or any mortgage thereon;
(c) Tenant shall first deliver to Landlord a surety bond issued by a surety company of recognized responsibility, or other security satisfactory to Landlord, indemnifying and protecting Landlord against any loss or injury by reason of such non-compliance (the agreement of Liberty Bank & Trust Company of Tulsa, N.A. and LIBERTY BANCORP, Inc. to protect Landlord against any such loss or injury shall be acceptable to Landlord in lieu of a surety bond); and
(d) Tenant shall promptly and diligently prosecute such contest. Landlord, without expense or liability to it, shall cooperate with Tenant and execute any documents or pleadings required for such purpose, provided that Landlord shall reasonably be satisfied that the facts set forth in any such documents or pleadings are accurate and meritorious.

ARTICLE 17
REMEDIES OF Landlord; WAIVER OF REDEMPTION
17.01. In case of any such re-entry and/or dispossess by summary proceedings or otherwise as set forth in Article 16 hereof Landlord shall be entitled to all of the following remedies: (a) the Annual Base Rent and additional rent shall become due thereupon and be paid up to the time of such re-entry and/or dispossession, together with such expenses as Landlord may incur including, without limitation, legal expenses, reasonable attorney's fees, brokerage, and/or for putting the Demised Premises in good order, or for preparing the same for re-rental; (b) Landlord may re let the Demised Premises or any part or parts thereof, either in the name of Landlord or otherwise, for a term or terms, which may at Landlord's option be less than or exceed the period which would otherwise have constituted the balance of the term of this Lease and may grant concessions or free rent; and
(c) Tenant shall pay Landlord as damages for the failure of Tenant to observe and perform Tenant's covenants herein contained, any deficiency between the Annual Base Rent and additional rent hereby reserved and/or covenanted to be paid, and the net amount, if any, of the rents collected on account of the lease or leases of the Demised Premises for each month of the period which would otherwise have constituted the balance of the term of this Lease. The failure or refusal of Landlord to re-let the Demised Premises or any part or parts thereof shall not release or affect Tenant's liability for damages. In computing such damages there shall be added to the deficiency such expenses as Landlord may reasonably incur in connection with re-letting, including, without limitation, legal expenses, reasonable attorneys' fees, brokerage commissions and for keeping the Demised Premises in good order or for preparing the same for reletting. Any such damages shall be paid in monthly installments by Tenant on the rent days specified in this Lease and any suit brought to collect the amount of the deficiency for any month shall not prejudice in any way the rights of Landlord to collect the deficiency for any subsequent month by a similar proceeding. Landlord, at Landlord's option, may make such alterations, repairs, replacements and/or decorations in the Demised Premises as Landlord, in Landlord's sole judgment, considers advisable and necessary for the purpose of re-letting the Demised Premises; and the making of such alterations and/or decorations shall not operate or be construed to release Tenant from liability hereunder as aforesaid. Landlord agrees, however, to use reasonable efforts to re-let the Demised Premises and agrees that in no event will it unreasonably refuse to re-let to any person. Such refusal to re-let shall not be deemed to be unreasonable if Landlord takes such action for any one or more of the reasons specified in Section 12.02(i)-(ii). Notwithstanding the above, in no event shall Landlord be expected to make any effort to re-let the Demised Premises if there is in the Buildings comparable space which is vacant or will be vacant within one year from the date of repossession of the Demised Premises. Provided Landlord has complied with the provisions of this Section 17.01, Landlord shall in no event be liable in any way whatsoever for failure to re-let the Demised Premises, or, in the event that the Demised Premises are re-let, for failure to collect the rent thereof under such reletting. In the event of a breach or threatened breach by Tenant of any of the covenants or provisions hereof, Landlord shall have the right of injunction and the right to invoke any remedy allowed at law or in equity as if re-entry, summary proceedings and other remedies were not herein provided for. Mention in this Lease of any particular remedy shall not preclude Landlord from any other remedy, at law or in equity.
17.02. If Tenant shall default in the observance or performance of any term or covenant on Tenant's part to be observed or performed under or by virtue of any of the terms or provisions in any Article of this Lease, Landlord may remedy such default for the account of Tenant, immediately and without notice in case of emergency, or in any other case only provided that Tenant shall fail to remedy such default with all reasonable dispatch after Landlord shall have notified Tenant in writing of such default and the applicable grace period for curing such default shall have expired, and if Landlord makes any expenditures or incurs any obligations for the payment of money in connection therewith including, but not limited to, attorneys' fees in instituting, prosecuting or defending any action or proceeding, such sums paid or obligations incurred, with interest, shall be deemed to be additional rent hereunder and shall be paid by Tenant to Landlord within five days of rendition of a bill to Tenant therefor.
17.03. Tenant hereby expressly waives any and all rights of redemption granted by or under any present or future laws in the event of Tenant being evicted or dispossessed for any cause, or in the event of Landlord obtaining possession of the Demised Premises, by reason of the violation by Tenant of any of the covenants and conditions of this Lease.

ARTICLE 18
DEFAULT BY LANDLORD
18.01. If Landlord shall default in the observance or performance of any term or covenant on Landlord's part to be observed or performed under or by virtue of any of the terms or provisions of any Article of this Lease, and Tenant shall notify Landlord of the existence of said default and if Landlord shall fail to cure or start to cure same within fifteen (15) days after said notice and diligently prosecute the work necessary to cure the default, to its completion, Tenant may then take action to cure the default and any reasonable expenditures made by Tenant to cure same shall be repaid by Landlord to Tenant within fifteen (15) days after demand. Should Tenant default and Landlord denies send the notice stating that a condition exists which is by notice to Tenant within fifteen (15) days after receipt of Tenant's notice that such condition exists or that the same is a default, then before Tenant may do any work the question as to whether the condition exists or whether same is a default shall be submitted to judicial determination.

ARTICLE 19
NO REPRESENTATIONS BY LANDLORD
19.01. Landlord or Landlord's agents have made no representations or promises with respect to the Buildings or the Demised Premises except as herein expressly set forth.

ARTICLE 20
END OF TERM
20.01. Upon the expiration or other termination of the term of this Lease, Tenant shall quit and surrender to Landlord the Demised Premises, broom clean, in good order and condition, ordinary wear and tear and damage by fire, the elements or other casualty beyond Tenant's control excepted, and Tenant shall remove all of its property as herein provided. Tenant's obligation to observe or perform this covenant shall survive the expiration or other termination of the term of this Lease.

ARTICLE 21
QUIET ENJOYMENT
21.01. Landlord covenants and agrees with Tenant that upon Tenant paying the Annual Base Rent and additional rent and observing and performing all the terms, covenants and conditions, on Tenant's part to be observed and performed, Tenant may peaceably and quietly enjoy the Demised Premises, subject, nevertheless, to the terms and conditions of this Lease, and to any and all ground leases, underlying leases and mortgages hereinbefore mentioned provided the non-disturbance agreements provided for are executed and delivered to Tenant, pursuant to Article 8.

ARTICLE 22
DEFINITIONS
22.01. The term "Landlord" as used in this Lease means only the owner, or the mortgagee in possession, for the time being of the Land and Buildings (or the owner of a lease of the Buildings or of the Land and Buildings), so that in the event of any transfer of title to said Land and Buildings or such lease, or in the event of a lease of the Buildings, or of the Land and Buildings, upon notification to Tenant of such transfer, the said transferor Landlord shall be and hereby is entirely freed and relieved of all covenants and obligations of Landlord hereunder.
22.02. The words "re-enter" and "re-entry" as used in this Lease are not restricted to their technical legal meaning.
22.03. The term "business days" as used in this Lease shall exclude Saturdays, Sundays and all days observed by the Oklahoma State or Federal governments as legal holidays except such Saturdays, Sundays and legal holidays when Tulsa banks are open for business.

ARTICLE 23
RULES AND REGULATIONS
23.01. Tenant and Tenant's servants, employees and agents shall observe faithfully and comply strictly with the Rules and Regulations and such other and further reasonable Rules and Regulations as Landlord or Landlord's agents may from time to time adopt provided, however, that in case of any conflict or inconsistency between the provisions of this Lease and of any of the Rules and Regulations as originally or as hereafter adopted, the provisions of this Lease shall control. Reasonable written notice of any additional Rules and Regulations shall be given to Tenant. In case Tenant disputes the reasonableness of any additional Rule or Regulation hereafter made or adopted by Landlord or Landlord's agents, the parties hereto agree to submit the question of the reasonableness of such Rule or Regulation for decision to the Chief Executive Officer of The Metropolitan Tulsa Board of Realtors, or to such impartial person or persons as he may designate, whose determination shall be final and conclusive upon the parties hereto. Pending such determination, Tenant's failure to comply with said additional Rule or Regulation shall rot constitute a default under this Lease. The right to dispute the reasonableness of any additional Rule or Regulation upon Tenant's part shall be deemed waived unless the same shall be asserted by service of a notice in writing upon Landlord within thirty (30) days after written notice to Tenant of the adoption of any such additional Rule or Regulation. Nothing in this Lease contained shall be construed to impose upon Landlord any duty or obligation to enforce the Rules and Regulations or the terms, covenants or conditions in any other lease, against any other tenant of the Buildings, and Landlord shall not be liable to Tenant for violation of the same by any other tenant, its servants, employees, agents, visitors or licensees. however, if Tenant notifies Landlord that another tenant in the Buildings is violating the Rules and Regulations, and that such violation materially interferes with Tenant's use and enjoyment of the Demised Premises, and requests Landlord to require such other tenant to discontinue such violation and if necessary to commence legal proceedings to compel the same, Landlord agrees to take such action and if necessary commence such legal proceedings against such other tenant, provided that Tenant agrees in writing at the time of making such request to indemnify and save harmless Landlord from any costs, legal fees and disbursements and for any claims for damages if Landlord shall be unsuccessful in such legal proceedings.

Landlord shall not unreasonably withhold from Tenant any approval provided for in the Rules and Regulations and shall exercise its judgment in good faith. manner and at times, including after business hours, such as not materially to interfere with or impair the Tenant's use and enjoyment of the Demised Premises.
27.06. Landlord, at its expense, will supply Tenant with an adequate quantity of hot and cold water as utilized by Tenant on the Commencement Date. If Tenant requires water for any additional purpose, Tenant shall pay the cost thereof at the cost to Landlord as the same is measured by a meter to be installed and maintained at Tenant's expense.
27.07. In the event Tenant shall employ any contractor to do in the Demised Premises any work permitted by Section 5.01 of this Lease, such contractor and any subcontractor shall employ only such labor as will not result in jurisdictional disputes or strikes. Landlord agrees that such contractor or subcontractor shall employ only such labor as will not result in jurisdictional disputes or strikes. Landlord agrees that such contractor or subcontractor shall have reasonable use of the Buildings' facilities. Tenant will inform Landlord or Landlord's designated agent in writing of the names of any contractor or subcontractor Tenant proposes to use in the Demised Premises at least ten (10) days prior to the beginning of work by such contractor or subcontractor, except in the case of emergencies. Tenant shall employ only such contractors or subcontractors as are approved by Landlord, which approval shall not be unreasonably withheld.
27.08. If Tenant permits the consumption of food in the Demised Premises, s expense, on a regular basis, an exterminator to keep Tenant shall employ, at Tenant the Demised Premises free from vermin.
27.09. With reference to those parts of the Demised Premises which are used by Tenant for dining room, cafeteria and kitchen purposes, Tenant shall pay to refuse and rubbish from the Buildings. Tenant shall, however, have the option of independently contracting or the removal of such rubbish and refuse should Tenant not wish to have same done by Landlord's representative; however, such removal of refuse and rubbish by others shall be subject to such rules and regulations as, in the judgment of Landlord, are necessary for the proper operation of the Buildings, and provided that no jurisdictional or other labor disputes result therefrom.
27.10. Landlord will not be required to furnish any other services, except as otherwise provided in this Article and on the Cleaning Schedule. Landlord is under no obligation to clean the space in the Demised Premises used by Tenant for vaults or safe deposit facilities, it being the intention of the parties hereto that Landlord's obligation with respect to cleaning is to clean such of the Demised Premises as is used by Tenant for office purposes including computer areas.

ARTICLE 28
OPERATING EXPENSE Escalation
28.01. Definitions: For the purpose of this Article and the Lease the following definitions shall apply:

(i) expense stops:
(a) Real estate tax expense stop shall be Four Hundred Three Thousand Seven Hundred ($403,700.00) Dollars.
(b) Operating expense stop shall be One Million Six Hundred Thlrty-three Thousand Seven Hundred Fifty (Sl,633,750.00) Dollars.
(ii) The term "calendar year" shall mean the period of twelve months beginning January 1, 1994 and ending December 31, 1994 and each successive period of twelve months thereafter. Provided, that for calendar year 1994 the Real estate tax expense stop and operating expense stop shall be applied on a prorata basis to reflect the actual number of days elapsed from the Commencement Date to December 31, 1994.
(iii) The term "the Percentage" means the fraction derived by dividing the NRA comprising the Demised Premises (exclusive of the Plaza) by the total NRA in the Buildings (exclusive of the Plaza). The parties acknowledge that the total NRA in the Buildings (exclusive of the Plaza) on the Commencement Date is 616,925 square feet. The parties further acknowledge that the Percentage on the Commencement Date is 34.58% which shall be adjusted as the NRA comprising the Demised Premises is increased or decreased.
(iv) The term "real estate taxes" shall mean all taxes and assessments levied, assessed or imposed at any time by any federal, state or local governmental authority upon or against the Land and/or Buildings of which the Demised Premises form a part inclusive of Downtown Tulsa Unlimited assessments, and also any tax or assessment levied, assessed or imposed at any time by any federal state or local governmental authority in connection with the receipt of income or rents from said Land and/or Buildings to the extent that same shall be in lieu of all or a portion of any of the aforesaid taxes or assessments upon or against said Land and/or Buildings computed as if Landlord owned or operated no property other than the Land and Buildings at First Place, Tulsa, Oklahoma. The amount of any special assessment attributable to any Lease Year shall be determined in accordance with generally accepted accounting principles.
(v) The term "NRA" for purposes of this Lease shall be as stated in Section lA.(i) hereof.
(vi) "Operating expenses" means those expenses, except real estate taxes, incurred by Landlord in connection with the operation and maintenance of the Buildings determined in accordance with generally accepted accounting principles with respect to the operation and maintenance of first class office buildings in the City of Tulsa, Oklahoma, provided, however, that in calculating the operating expenses for each calendar year during the term of this Lease operating expenses, when used in this Article, shall be limited to the following categories:
A. Wages, salaries, fees and other compensation or payments made to, and payroll taxes and contributions to any Social Security, Unemployment Insurance, welfare, pension or similar funds and payments for other fringe benefits required by law or by union agreement (or, if the employees or any of them are non-union, then payments for benefits comparable to those generally required by union agreement in first class office buildings in the City of Tulsa which are unionized) made on behalf of the following classes of agents of Landlord and employees performing services rendered in connection with the operation of the
Buildings:
(i) Elevator operators, including starters and assistant starters;
(ii) Window cleaners, porters, janitors, maids, cleaners, dusters, sidewalk shovelers and miscellaneous handymen;
(iii) Watchmen, caretakers and persons engaged in patrolling and protecting the Buildings (other than security personnel furnished by Tenant);
(iv) Carpenters, engineers, firemen, mechanics, electricians, plumbers and persons engaged in the operation of the plumbing, heating, cooling, electrical and elevators systems of the Buildings or in the maintenance or operation of the Buildings;
(v) The Buildings superintendent and his assistants, if any; and
(vi) Contractors, such as cleaning service contractors, elevator maintenance contractors, sprinkler supervisory service and the like, who perform any of the work, labor or services in connection with the maintenance or operation Buildings.
B. The uniforms of employees specified in Subdivision "A" above and the cleaning, pressing and repair thereof.
C. Repairs (including, without limitation, structural repairs) physical maintenance of the Buildings and the cost of supplies and equipment connection therewith.
D.      Premiums and other charges incurred by Landlord with respect to the
Buildings:
to and following insurance on the
(i) Fire and extended coverage insurance, including windstorm, hail, attending a strike, civil commotion, aircraft, vehicle, explosion, riot, rioting smoke, vandalism and malicious mischief insurance;
(ii) Public liability insurance;
(iii) Elevator insurance;
(iv) Workmen's compensation insurance for the employees specified in subdivision "A" above;
(v) Boiler and machinery insurance;
(vi) Health, accident and group life insurance on employees, subdivision "A" above, if carried during the base year or if thereafter required by union agreement or by the practice among operators of first class office buildings in the City of Tulsa;
(vii) Any other casualty insurance which the lessor under any ground or underlying lease or the holder of any mortgage on the Land and/or Buildings or on any ground or underlying lease may at any time require Landlord to carry under the terms of said lease or such mortgage and, if the lessor under any ground or underlying lease at any time becomes Landlord hereunder, then thereafter any other casualty insurance which Landlord may at any time carry.
E.      The cost of fuel, purchased steam, and/or chilled water.
F. The cost of electricity for the Demised Premises, the Buildings and the premises occupied by other tenants of the Buildings.
G. Costs incurred in connection with inspection and servicing of elevator and mechanical and electrical equipment and the cost of supplies and equipment used in connection therewith.
H.      Water charges and sewer and vault rents.
I.      Bookkeeping, auditing, accounting, and legal fees.
J. Management and lease brokerage fees and commissions in amounts which are consistent with the practice of the Tulsa real estate community.
K. Any other expenses, other than those specifically set forth above, which may reasonably be necessary in the operation and maintenance of a first class office building.
r. Taxes (e.g., sales taxes and the like) upon any of the above expenses. In the event that the occupancy level of the Building (total NRA leased to tenants) is less than 85% of the total NRA in the Building then, that portion of operating expenses attributable to janitorial, water, sewer, gas, electric, and elevator service shall be grossed up to a level which would reflect such Operating expenses if the total NRA in the Building were 85% leased ("Gross-Up Provision"). The Gross-Up Provision shall not be applicable from the Commencement Date up to and including December 31, 1996. Commencing January 1, 1997 the Gross-Up Provision shall be and remain in full force and effect. Expenses shall be net only and for that purpose shall be deemed reduced by the amount of all reimbursements, recoupments, payments, discounts, credits, reductions, allowances, insurance proceeds to the extent only of disbursements made to repair the damage caused by the casualty for which such insurance proceeds are paid, or the like received or receivable by Landlord, in connection with such operating expenses.
Notwithstanding anything contained in this Article, operating expenses shall not include expenditures for any of the following: (i) any capital improvement made to the Land or Buildings and repairs and replacements which, under generally accepted accounting principles and practice, should be classified as capital expenditures; (ii) work which Landlord performs for any other tenant in the Buildings other than work of a kind and scope which Landlord would be obligated to furnish to tenants without charge as building standard; (iii) leasing commissions (other than as provided in Section 28.01(vi)(J) hereof), advertising expenses, and other costs incurred in leasing or procuring new tenants; (iv) tenant change work performed for other tenants; (v) depreciation; and (vi) sums expended for Plaza maintenance for which Landlord has been reimbursed by Tenant pursuant to Section 6.01.
28.02 Real Estate Taxes:
1. In the event that real estate taxes applicable to any calendar year during the term of this Lease exceed the Real Estate tax expense stop sum of $403,700.00, then in such event, Landlord will furnish to Tenant a statement of the real estate taxes applicable to such year and Tenant will reimburse an amount equal to the Percentage of such excess to Landlord within thirty (30) days of the receipt by Tenant of such statement. Any such payment due to Landlord shall be deemed additional rent. Any partial year shall be prorated.

28.03. Operating Expenses: (a) In the event that the operating expenses applicable to any calendar year during the term of this Lease exceed the operating expense stop of $1,633,750.00 Tenant shall pay to Landlord as additional rent for such calendar year an amount equal to the Percentage of the excess. Any partial year shall be prorated. (b) Tenant shall pay to Landlord on the first day of each and every month of the term of this Lease a sum equal to 1/12th of Tenant estimated annual operating expense (as determined by Landlord) in excess of $1,633,750.00, which payment shall be considered as additional rent. (c) On or before March 1, 1995, and on or before the March 1st of each calendar year thereafter, Landlord shall furnish to Tenant a statement of the actual operating expenses applicable to the preceding calendar year. If the Percentage of the excess of such actual operating expenses over $1,633,750.00 is greater than the amount theretofore paid by Tenant to Landlord in respect of such preceding calendar year pursuant to Section 28.03(b), Tenant shall pay to Landlord the amount of such underpayment within 10 days after Tenant's receipt of such statement. If the Percentage of such excess is less than the amount paid by Tenant to Landlord in respect of such preceding calendar year pursuant to Section 28.03(b), Landlord shall refund to Tenant the amount of its overpayment within 10 days after delivering such statement to Tenant.
28.04. The statements of the real estate taxes and operating expenses to be furnished by Landlord as provided in Sections 28.02 and 28.03 above, shall consist of data prepared for Landlord by a firm of Certified Public Accountants employed by Landlord for audit of its accounts. The statements thus furnished shall constitute a final determination (subject to the provisions of this Section as hereinafter provided) as between Landlord and Tenant of the real estate taxes and operating expenses for the periods represented thereby, unless Tenant within thirty (30) days after receipt of any such statement, but not thereafter, by written notice delivered to Landlord within said thirty-day period, questions the correctness or propriety of the inclusion in or omission from such statement of any item or items of real estate taxes or operating expenses. In the event that Tenant thus questions any item or items of real estate taxes or operating expense for the Lease Year or any calendar year and such dispute is not settled by agreement between Landlord and Tenant within thirty days after said written notice has been delivered to Landlord, the question whether such item or items were properly included or omitted shall be determined by an accounting firm national in scope agreed to by the parties (or an accounting firm selected by the Chief Executive Officer of The Metropolitan Tulsa Board of Realtors if the parties cannot agree). The determination of any such matter by such accounting firm shall be final and binding on both Landlord and Tenant and the expenses involved in such determination shall be borne by the party against whom a decision is rendered by said accountants, provided that if more than one item is disputed and the decision shall be against each party in respect of any item or items so disputed, the expenses shall be apportioned according to the dollar value of the items decided against each party.
Landlord shall keep and make available to Tenant, for a period of thirty (30) days after statements are rendered as provided in this Article, or if Tenant questions any item of real estate taxes or operating expenses until the dispute is settled or determined as hereinabove set forth, records in reasonable detail of the real estate tax payments and the operating expenses for the period covered by such statement or statements and shall permit Tenant to examine and audit such statements at reasonable times during business hours.
Landlord agrees to notify Tenant of any change in accounting principles with respect to the statement of operating expenses as provided herein.
28.05. Tenant shall have the right to request Landlord, by written notice to Landlord given not less than five (5) days before the last date for filing any necessary protest or petition or taking any other necessary action, to initiate and prosecute certiorari or other proceedings for the purpose of reducing the assessed valuation of the Land and Buildings for tax purposes. In the event that Tenant shall request Landlord pursuant to the preceding sentence to initiate and prosecute certiorari or other proceedings, Landlord shall take all steps necessary to commence such proceedings and thereafter shall diligently prosecute the same to completion. If the costs, including without limitation reasonable attorneys' fees, incurred by Landlord in connection with any such proceedings brought at Tenant exceed the amount of any annual tax reduction resulting therefrom, Tenant shall pay Landlord on demand the Percentage amount of such excess. If after such request, by a date one (1) day before the last date for filing any necessary protest or petition or taking any other necessary action Landlord has not done so, Tenant may take all necessary legal steps in Landlord's name, in which event Landlord shall make available to Tenant all records and information required by Tenant in connection with such legal steps. The costs necessarily incurred by Tenant in connection with any such proceedings brought or prosecuted by Tenant in Landlord's name, including without limitation reasonable attorneys' fees, shall be reimbursed by Landlord out of any refund received or reduction effected as a result of such proceedings, and otherwise shall be borne by Tenant. Anything hereinabove to the contrary notwithstanding, Landlord may reasonably refuse to bring certiorari or other proceedings despite Tenant's request therefor and may reasonably deny Tenant the right itself to bring such proceedings, in which event Tenant agrees that it will not bring such proceedings.

28.06. Upon the Expiration Date, the entire additional rent for the preceding Lease Year and a proportionate share of the additional rent for the Lease Year during which the Expiration Date occurs shall immediately become due and payable by Tenant to Landlord. The said proportionate share shall be based upon the length of time that this Lease shall have been in existence during the year in which the Expiration Date occurs. Promptly after the Expiration Date, Landlord shall compute the additional rent due from Tenant, as aforesaid, which computation shall be an estimate based upon the most recent annual statement theretofore prepared by Landlord in accordance with generally accepted accounting principles and furnished to Tenant under Sections 28.02 and 28.03 above. Within ten (10) days after the next annual statement or statements are prepared by Landlord and furnished to Tenant, Landlord and Tenant shall make appropriate adjustments of said estimated payments.
28.07. Tenant's obligation to pay any and all additional rent under this Lease and Landlord's and Tenant obligation to make the aforesaid adjustments shall survive any expiration or termination of this lease.
28.08. In no event shall the Annual Base Rent under this Lease (exclusive of the additional rents under this Article) be reduced except as otherwise specifically provided in this Lease.
28.09. If separate meters are installed to measure electrical energy use in all or any part of the Buildings, the provisions of this Article 28 dealing with electrical energy expense shall be adjusted appropriately.

ARTICLE 29
RENEWAL
29.01. Tenant shall have the option of renewing this Lease for one renewal term of ten (10) years, commencing upon the expiration of the initial term hereunder and expiring ten (10) years thereafter. Such option shall be subject to the following conditions:
(a) Tenant shall have given written notice of the exercise of such option to Landlord in the manner prescribed in Article 35 hereof at least two (2) years prior to the expiration of the initial term of this Lease, and
(b) Tenant shall not be in default with respect to any of the terms, covenants and conditions on its part to be performed under this Lease at the time the aforesaid notice is given.
29.02. Upon the giving of such notice of exercise of option to renew, and provided Tenant has complied with conditions (a) and (b) of Section 29.01, the term of this Lease shall be renewed for said renewal term. Any such renewal shall be upon the same terms, covenants and conditions contained in this Lease for the initial term except for the provisions of this Article and Article 3 of this Lease. In the event of the exercise of the first option to renew the Annual Base Rent to be paid by Tenant to Landlord shall be adjusted to an amount equal to the fair market terms for equivalent office space in Tulsa for a ten-year term beginning on the commencement date of the renewal term. In addition to the foregoing, Tenant's obligation to pay its Percentage of operating expense escalation as additional rent as provided in Article 28 hereof shall continue, subject to the following changes: (a) there shall be made a single calculation of additional rent, covering increases in both real estate taxes and operating expenses, and (c) the new operating expense stop shall be the actual operating expenses, including real estate taxes, applicable to the lease year next preceding the renewal term, instead of the figures set forth in Section 28.01(i)(a) and (b) hereof.
29.03. Tenant shall have the option of renewing this Lease for an additional renewal term of ten (10) years, commencing upon the expiration of the first renewal term hereunder and expiring ten (10) years thereafter. Such option shall be subject to the following conditions:
(a) Tenant shall have given written notice of the exercise of such option to Landlord in the manner prescribed in Article 35 hereof at least two (2) years prior to the expiration of the first renewal term of this Lease, and
(b) Tenant shall not be in default with respect to any of the terms, covenants and conditions on its part to be performed under this Lease at the time the aforesaid notice is given.
29.04. Upon the giving of such notice of exercise of option to renew, and provided Tenant has complied with conditions(a) and (b) of Section 29.03, the term of this Lease shall be renewed for said renewal term. Any such renewal shall be upon the same terms, covenants and conditions contained in this Lease for the initial term and the first renewal term except for the provisions of this Article and Article 3 of this Lease. In the event of the exercise of the second option to renew the Annual Base Rent to be paid by Tenant to Landlord shall be adjusted to an amount equal to the fair market terms for equivalent office space in Tulsa for a ten (10) year term beginning on the commencement date of the second renewal term, and the obligation to pay operating expense escalation as additional rent shall again be modified in accordance with the principals stated in Section 29.02 hereof.
29.05. Upon Tenant's written request to Landlord, made not less than four, nor more than five, years prior to the end of a term of this Lease, other than the second renewal term, Landlord will, within six months after its receipt of such request, deliver to Tenant Landlord's good-faith estimate of the fair market terms of the Annual Base Rent to be applicable to the term of this Lease which will follow the end of the then pending term thereof if the Tenant exercises its right hereunder to renew the term of this Lease. Such estimate shall be in writing and shall be accompanied by a written statement, in reasonable detail, of the assumptions on which the Landlord's estimate is based. It is understood that such estimate is intended only as an aid to Tenant in forming its decision as to the exercise of its option to renew the term of this Lease and that such estimate shall in no event be binding on either party to this Lease. Without limitation of the generality of the foregoing, no purported acceptance of such estimate by the Tenant shall in any manner determine the Annual Base Rent to be payable in respect of such renewal term unless the Landlord agrees to such rate of Annual Base Rent in a written document separate and apart from the estimate made by it.
29.06. The parties hereto will negotiate with each other in good faith during the one-year period commencing three years before the end of any term of this Lease in an effort to reach an agreement as to the rate of Annual Base Rent to be applicable to the ensuing renewal term if Tenant were to exercise its option to renew this Lease for such term. If the parties are unable to reach such an agreement and if Tenant exercises its option to renew the term of this Lease in accordance with the foregoing provisions of this Article 29, the matter shall be promptly referred to an appraisal panel, and the decision of such panel as to the fair market terms for the Annual Base Rent shall be conclusive and binding on the parties hereto and on all third parties and shall determine the rate of the Annual Base Rent for the renewal term in question. The appraisal panel shall be composed of a single person if both parties hereto are able to agree on a single such person within one month after Tenant exercises such option to renew. If the parties are not able to agree on a single such person, the appraisal panel shall consist of three persons, one nominated by each of single the parties hereto within one month after the parties fail to agree on appraiser, and the third (the chairman) to be selected by the first two nominees and to be a person resident within 1,000 miles of Tulsa. It shall be the duty of the first two nominees to select the third member of the panel within one month after the first two nominees are selected, and it shall be the duty of the appraisal panel to reach its decision within three months after completion of the formation of the panel. All members of the appraisal panel shall be members in good standing of the American Institute of Real Estate Appraisers, they shall be entirely independent of either party hereto and they shall be familiar with the commercial rental real estate market in Tulsa, and their charges and expenses shall be paid in equal shares by the parties hereto.

29.07. Any other term of this Lease to the contrary notwithstanding, the fair market terms for the Annual Base Rent for any renewal term of this Lease shall be computed on the basis that the Auditorium and the Plaza have no rental value whatever. However, the Demised Premises shall include the Auditorium and the Plaza in respect of any renewal term of this Lease.

ARTICLE 30
NAME OF BUILDING
30.01. The name of the Buildings shall continue to be known as "First Place" only so long as this Lease shall be in full force and effect and Tenant occupies the Demised Premises. Thereafter, the Buildings may be designated and known by any name the Landlord chooses, including "First Place".

ARTICLE 31
SIGNS
31.01. Landlord agrees that Tenant shall have the exclusive sign rights to the Buildings, except for reasonable signage for ground floor tenants, Building corridor signs, and directory and office door signs for other tenants in the Buildings, which signs must be in keeping with the decor of the Buildings and which must be approved in writing by Tenant, which approval shall not be unreasonably withheld. Landlord further agrees that Tenant may, at its sole cost and expense, erect customary banking signs which may include street level signage setting forth Tenant's full legal name as well as other signs referring to the name of the Buildings provided that all plans, specifications and other details with respect to such signs are first approved in writing by Landlord. Landlord agrees that it will neither unreasonably withhold nor delay such approval. Landlord's withholding of consent shall not be deemed to be unreasonable if in the judgment of Landlord's architect such signs do not conform to the design and decor of the Buildings. Any sign and the location thereof shall be subject to the prior approval of Landlord, such approval not to be unreasonably withheld or delayed. Landlord consents to the signs presently in place on the Buildings. Landlord and Tenant agree that signage on the top of the Buildings shall be limited to the name of the Building only.
31.02. Notwithstanding Landlord's consent to the erection or existence of any signs, Tenant shall be fully liable for the operation and maintenance of such signs, for the compliance with all laws, rules and regulations of any governmental authority having jurisdiction thereof and for carrying, at its sole cost and expense, insurance in respect of its signs, which insurance shall be subject to the approval of Landlord as to types, amounts and carriers, such approval not to be unreasonably withheld. Tenant hereby indemnifies Landlord against any and all expense, cost and liability (including, without limitation, legal and reasonable counsel costs) which Landlord may incur in connection with such signs in any manner.

ARTICLE 32
OPTION TO LEASE ADDITIONAL SPACE
32.01. During the term of this Lease, including any renewal term as provided by
Article 29 hereof, Landlord will furnish to Tenant, not less often than annually and also on Tenant's special request, a confidential tenant roster for the Buildings, listing each tenant's name, the amount of space leased to such tenant, the location of the premises, and the lease expiration date. In the event that Tenant desires to lease any space in the Buildings on which a lease is to expire, Tenant shall, subject to the rights of existing tenants, have the right to do so provided it gives notice to Landlord to that effect at least eleven (11) months prior to the expiration of the then existing lease, which notice shall be given in accordance with Article 35 hereof. The term of the lease to the Tenant of any such expansion space shall be equal to the unexpired balance of the term of this Lease. All other terms and conditions of each such expansion lease shall be the fair market terms for equivalent new lease having the same duration and the same commencement space in Tulsa for date. (In the event the parties hereto are unable to agree for two months as to what constitutes fair market terms, such terms shall be conclusively determined by an appraisal panel in accordance with a procedure corresponding to that provided in Section 29.06 hereof.) Each such expansion option of Tenant shall be applicable to the Buildings in their entirety, and shall be senior to any other expansion option(s) affecting floors one (1) through twenty (20) of the Buildings, but shall not apply to any space occupied by a tenant who desires to continue occupying such space after the expiration of its lease. Tenant's expansion option is subject to the further condition that, without Landlord's prior written consent, Tenant will at no time have under lease more than 250,000 square feet of usable space in the Buildings, excluding the Auditorium. Tenant will pay the entire cost of any Tenant improvements to such expansion space in excess of the cost of improvements at such time offered by Landlord to other tenants as building standard, and Tenant agrees that it will pay the cost of all Tenant improvements to expansion space leased for a period of five (5) years or less. Tenant shall not have the right to lease any additional space in the Buildings as provided by this Article if Tenant shall be in default with respect to any of the terms, covenants and conditions on its part to be performed under this Lease at the time the aforesaid notice to expand is given by Tenant to Landlord.

ARTICLE 33
NOTIFICATION BY LANDLORD OF INTENT TO SELL/RIGHT OF REFUSAL
33.01. If Landlord at any time during the initial term of this Lease shall in good faith decide to sell the Buildings prior to the expiration of the initial term of the Lease, then, and in such event, Landlord shall in accordance with
Article 35 hereof, notify Tenant of such intention, which notice shall include Landlord's proposed asking price and terms, as determined by Landlord acting in good faith. Tenant will thereupon have sixty (60) days in which to notify Landlord in accordance with Article 35 hereof, of Tenant's election to purchase the Buildings at such asking price on such terms whereupon Landlord will sell the Buildings to Tenant at such price on such terms. If Tenant does not notify Landlord within such sixty (60) day period of its election to purchase the Buildings as aforesaid, then, in such event, Landlord shall, subject to the provisions of Sections 33.02 and 33.04 hereof, be free at all future times to sell the Buildings to any purchaser, for any price and on any terms, whether more or less favorable to Landlord than the asking price and terms offered by Landlord to Tenant or any price or terms which may have been counteroffered by Tenant.
33.02. If, on an anniversary (occurring prior to the expiration of the initial term of the Lease) of the date on which a notice is given by Landlord to Tenant pursuant to Section 33.01 hereof, Landlord has not sold the Buildings and the Buildings remain available for purchase, Landlord will promptly notify Tenant, as provided by Article 35 hereof, of such fact and of the asking price and terms on which Landlord is willing to sell the Buildings. Tenant shall thereupon have fifteen (15) days in which to notify Landlord, in accordance with Article 35 hereof, of Tenant '6 election to purchase the Buildings at such asking price and upon such terms as established by Landlord. If Tenant does not elect to purchase the Buildings by notification to Landlord within such fifteen
(15) day period, Landlord shall be free, until the next such anniversary, to sell the Buildings to any purchaser, subject to the provisions of Section 33.04 hereof, for any price and on any terms, whether more or less favorable to Landlord than the asking price and terms offered by Landlord to Tenant or any price or terms which may have been counteroffered by Tenant. However, subject to the further provisions of this sentence, Landlord shall not be required to give any notice to Tenant or take any other action pursuant to this Section
33.02 in respect of any such anniversary if, on such anniversary, Landlord in good faith believes that negotiations for the sale of the Buildings are pending, in which case any notice to Tenant in respect of such anniversary shall be deferred until such time as Landlord in good faith believes that such sale negotiations have been concluded unsuccessfully. No such notice shall be required of Landlord if such negotiations culminate in the sale of the Buildings.
33.03. It is agreed between the parties hereto that Tenant shall have no "right of first refusal" with respect to the purchase of the Buildings, and the provisions of this Article 33 are in no way meant to create, nor shall they be construed to create, any such right of first refusal in Tenant.
33.04 In the event Landlord desires to sell the Buildings to a third party depository institution or any affiliate or related party to such institution, then it shall first present to Tenant the opportunity to acquire the Buildings by delivering to Tenant the details of the proposed sale. Tenant shall have a period of fifteen (15) days to elect to acquire the Buildings in accordance with the terms and conditions provided by Landlord. In the event Tenant elects to so acquire the Buildings, such acquisition shall be consummated under the same terms and conditions of the proposed third party sale.
33.05 In addition to the foregoing, Landlord shall notify Tenant within five
(5) days from the date of receipt by Landlord of any third party offer for the Buildings with regard to which Landlord desires to negotiate and shall further notify Tenant of the status of such negotiations from time to time thereafter as is reasonably required to keep Tenant apprised thereof. Tenant shall have the right to submit offer(s) to Landlord to acquire the Buildings as Tenant may deem appropriate.
33.06 The various provisions of this Article 33 shall not apply to a sale by Landlord of the Land and/or Buildings or to the sale or transfer of beneficial interests in Landlord provided in each event that DALE A. WILLIAMS or an entity controlled by him remains as a general partner or like position in charge of the day to day affairs of Landlord's business affecting the Buildings.

ARTICLE 34
SECURITY
34.01. During the term of this Lease and any and all extensions thereof, Tenant will provide the security for the Buildings (including, without limitation, the Plaza), and shall pay all costs incurred for existing security arrangements and plan for security and its selection of security system(s) for the Buildings. Tenant and management over any outside agency engaged to supply such security shall be subject to Landlord's prior written approval, such approval not to be unreasonably withheld. Landlord agrees (at no expense to Landlord) to cooperate fully with Tenant in providing security for the Buildings. The amount, extent, scope, quantity and quality of the security services which Tenant is obligated to supply hereby shall not be greater than those of the security services which Tenant has heretofore provided to the other tenants of the Buildings. A reassessment of the Tenant security needs in the future could dictate a change in existing security arrangements or systems. If this should occur, such changes would be no less than required by the Code of Federal Regulations, 12 CFR 216, and would be subject to the Landlord's prior written approval. Provided, however, in no event shall the service be less than that which is reasonably expected in a Class "A" office building for security service and fire/safety monitoring. Tenant will give reasonable consideration to any special request by another tenant of the Building for extra security, but is not hereby obligated to supply such extra security.

ARTICLE 35
NOTICES
35.01. Any notice, demand, request, consent, refusal, approval or disapproval required to be given by the terms and provisions of this Lease, or by any law or governmental regulation, either by Landlord to Tenant or by Tenant to Landlord, shall be in writing, and shall be deemed to have been properly given
(a) in the case of Tenant, if hand delivered or sent by registered or certified mail, postage prepaid, addressed to Tenant at the address first above stated with a copy to: JAMES R. RYAN, Conner & Winters, 15 East 5th Street, Suite 2400, Tulsa, Oklahoma 74103; and (b) in the case of Landlord, if hand delivered or sent by registered or certified mail, postage prepaid, addressed to Landlord c/o INTERVEST PROPERTIES, ATTN: Dale A. Williams, 15 East 5th Street, First Place Tower, Suite 2700, Tulsa, Oklahoma 74103, with a copy to GARY L. NEAL, Riggs, Abney, Neal & Turpen, 502 West Sixth Street, Tulsa, Oklahoma 74119. Either party may, by notice aforesaid, designate a different address or addresses for notices, demands, requests, consents, refusals, approvals or disapprovals. The giving of any notice, demand, request, consent, refusal, approval or disapproval hereunder shall be deemed effective only when such notice, demand, request, consent, refusal, approval or disapproval has been received by the party to whom it is addressed.

ARTICLE 36
TENANT'S SPECIAL RIGHTS
36.01. Landlord agrees that Tenant may use the Plaza and the Auditorium in its sole discretion, provided that the general pattern of use thereof by third parties prior to the Commencement Date shall be continued (including, without limitation, the right of third parties to ingress and egress to and from the Buildings over the Plaza). The use of the Plaza and the Auditorium by Tenant and its licensees and designees shall be included in the Base Annual Rent and additional rent paid by Tenant to Landlord pursuant to the terms hereof, provided, however, that Tenant shall clean, maintain and repair the Plaza and shall maintain and repair the Auditorium in substantially the same first class condition as on the Commencement Date, at Tenant's sole cost and expense. Tenant's obligation to repair and maintain the Plaza shall be limited to the
sum of:   (I) the sum of $80,000.00 already paid to Landlord by Tenant to be held in escrow by Landlord pursuant to the terms hereof; (ii) Landlord's day porter labor cost plus 15% for six (6) hours per day (Monday-Friday both inclusive) to clean and keep the Plaza in a sightly condition; (iii) Landlord's landscape maintenance charges of Sl,050.00 per month and seasonal planting charges not to exceed S3,000.00 per year each to escalate annually according to the Consumer Price Index (commencing January 1, 1995; and (iv) the cost of general repairs and maintenance to the Plaza not to exceed S30,000.00 per year which shall be paid to Landlord in equal monthly installments as Rent commencing with the first Rent payment due hereunder for calendar year 1995 and monthly thereafter to be held by Landlord in escrow in a separate account established with Tenant for such purpose. Maintenance and repairs to the Plaza to be paid for from escrowed funds shall require Tenant's prior written approval, which shall not be unreasonably withheld. In the event Landlord makes written request of Tenant for payment of maintenance and repair costs and Tenant does not respond for a period of fifteen (15) business days, then Tenant shall be deemed to have consented to such request. Any sums held in escrow not expended for Plaza repair and maintenance shall be refunded to Tenant upon the termination of this Lease unless Tenant is then in default of its obligations hereunder. Landlord shall, however, at no cost to Landlord except as herein stated, have access to the Auditorium five (5) days per month. Landlord shall schedule its usage with Tenant so as not to conflict with Tenant's scheduling for the Auditorium and shall be responsible for breakage or loss occurring during Landlord's use and shall provide janitorial service after such use.

36.02. Tenant shall have, subject to the other provisions of this Lease, the right during the term of this Lease, and any and all extensions thereof to continue to use the escalators operating between the lobby of the Buildings and the second level banking floor in the same manner as prior to the Commencement Date.

36.03 Tenant shall have the right to use the main Building Lobby areas for its functions after regular Building hours provided that such use does not unduly interfere or restrict the rights of other tenants and that Tenant has first given Landlord no less than ten (10) business days written notice of each such use. Tenant shall be responsible for any additional janitorial, maintenance or repair charges incurred by Landlord as a result of such use.

ARTICLE 37
ESTOPPEL CERTIFICATES
37.01. Tenant and Landlord agree that Tenant and Landlord shall, without charge, at any time and from time to time, within ten (10) days after request by the other party, certify by written instrument, duly acknowledged, and delivered to any proposed or actual mortgagee, assignee of any mortgagee or purchaser, or any other person, firm or corporation specified by the requesting party:
(a) that this Lease is unmodified and in full force and effect (or, if there have been modifications, that the Lease is in full force and effect as modified and stating the modifications);
(b) whether or not, to the knowledge of the party executing such instrument, the other party hereto is in default and, if such party is in default, stating the nature of such default;
(c) whether or not there are then existing any set-offs or defenses against the enforcement of any of the agreements, terms, covenants or conditions of this Lease upon the part of Tenant or Landlord to be performed or complied with (and, if so, specifying the same); and
(d) the dates, if any, to which the Annual Base Rent, additional rent and other charges hereunder have been paid in advance.
It is the intent of the parties hereto that any such statement delivered pursuant hereto may be relied upon by other persons with whom the party requesting such certificate may be dealing.

ARTICLE 38
MEMORANDUM OR SHORT FORM OF LEASE
38.01. Simultaneously with the execution and delivery of this Lease, Landlord and Tenant agree to execute, acknowledge and deliver to each other duplicate originals of a memorandum or short form of this Lease, and upon request of either party a memorandum or short form of any modification of this containing the information required by law for recording, as well as such information as may be mutually agreed by the parties hereto including a recital that all prior leases affecting the Buildings or Land between Landlord and Tenant or their respective predecessors have been terminated. Tenant shall be entitled to record any such memorandum or short form, whereupon Tenant will provide Landlord with the applicable recording data.

ARTICLE 39
CAPTIONS
39.01. The captions are inserted only as a matter of convenience and for reference, and in no way define, limit or describe the scope of this Lease or the intent of any provision thereof.

ARTICLE 40
INVALIDITY OF ANY PROVISION
40.01. If any term, covenant, condition or provision of this Lease or the application thereof to any circumstance or to any person, firm or corporation shall be invalid or unenforceable to any extent, the remaining terms, covenants, conditions and provisions of this Lease, or the application thereof to any circumstance or to any person, firm or corporation other than those as to which any term, covenant, condition or provision is held invalid or unenforceable, shall not be affected thereby and each remaining term, covenant, condition and provision of this Lease shall be valid and shall be enforceable to the fullest extent permitted by law.

ARTICLE 41
SUCCESSORS AND ASSIGNS; GOVERNING LAW
41.01. The covenants, conditions and agreements contained in this Lease shall bind and inure to the benefit of Landlord and Tenant and their respective successors and, except as otherwise provided in this Lease, their assigns. This Lease shall be governed by and construed in accordance with the laws of the State of Oklahoma.

ARTICLE 42
GUARANTY
42.01. Upon the execution hereof and in partial consideration for Landlords agreement to lease the Demised Premises to Tenant, Tenant shall cause to be delivered to Landlord the Exhibit "F" Lease Guaranty in fully executed form. IN WITNESS WHEREOF, Landlord and Tenant have respectively executed this Lease as of the day and year first above written.

"LANDLORD"

ATTEST

DALE A. WILLIAMS, Secretary

ATTEST

Secretary

INTERVEST-FIRST PLACE TULSA LIMITED PARTNERSHIP An Oklahoma Limited Partnership

BY: FPT HOLDING CORP.
A Nevada Corporation
GENERAL PARTNER

By
DALE A. WILLIAMS, President

"TENANT"

LIBERTY BANK AND TRUST COMPANY OF A National Banking Association

TULSA, N.A.

By W. H. THOMPSON, JR.
Chairman and Chief Executive Officer

By W. JEFFREY PICKRYL, President

STATE OF OKLAHOMA

COUNTY OF TULSA

Before me, the undersigned, a Notary Public in and for said County and State on this 7th, day Of April, 1994, personally appeared DALE A. WILLIAMS, to me known to be the identical person who subscribed the name of FPT BUILDING CORP., a Nevada Corporation, General Partner to INTERVEST-FIRST PLACE TULSA LIMITED PARTNERSHIP thereof to the foregoing instrument as its President and acknowledged to me that he executed the same as his free and voluntary act and deed and as the free and voluntary act and deed of such Partnership, for the uses and purposes therein set forth.

Witness my hand and seal the day and year last above set forth.

Notary Public

My Commission Expires:
My Commission Expires 6 14-97

STATE OF OKLAHOMA
Before me, the undersigned, a Notary Public in and for said County and State on this 7th day of April, 1994, personally appeared W. H. THOMPSON, JR. and W. JEFFREY PICKRYL, to be known to be the identical persons who subscribed the name of LIBERTY BANK AND TRUST COMPANY OF TULSA, N.A. thereof to the foregoing instrument as its Chairman and Chief Executive Officer and President, respectively, and acknowledged to me that they executed the same as their free and voluntary act and deed and as the free and voluntary act and deed of such Corporation, for the uses and purposes therein set forth.

Witness my hand and seal the day and year last above set forth.

My Commission Expires:  6-14-97

Notary Public

EXHIBIT A

ALL OF FIRST PLACE ADDITION, an Addition to the City of Tulsa, Tulsa County, State of Oklahoma, according to the Recorded Plat thereof, including the vacated air space described in the Certificate of Dedication of said Addition and City of Tulsa Ordinance no. 12070. Said Addition being more particularly described by Metes and Bounds (Bearing base assumed) as follows:

BEGINNING at the Northwest corner of Lot 3, Block 136, Original Town, now City of Tulsa, Tulsa County, Oklahoma, according to the Official Plat thereof, said Point of Beginning being the Northwest corner of the First National Bank Building; thence S 23012'05" E along the West line of said Lot 3 a distance of
100.00 feet to the Southwest corner of said Lot 3; thence N66O 48' 00" E along the South line of said Lot 3 a distance of 140.00 feet to the Southeast corner of said Lot 3; thence N 23O 12' 05" W along the East line of said Lot 3 and the East line of Lot 2 and the East line of Lot 1 of said Block 136 a distance of
205.00 feet; thence S 66O48'0" W 5.00 feet distant from and parallel to the South line of said Lot 1 a distance of 60.00 feet; thence N 23O12'05" W 60 feet distant from and parallel to the East line of said Lot 1 a distance of 95.00 feet to the North line of said Lot 1; thence S 66048'00'1 W along the North line of said Lot 1 a distance of 80.00 feet to the Northwest corner of said Lot 1; thence S 23012'05" E along the West line of said Lot 1 a distance of 89.00 feet; thence S 66048'00" W 89.00 feet distant from and parallel to the North line of said Block 136 a distance of 20.00 feet to a point on the East line of Lot 7 of said Block 136; thence N 23012'05" W along said East line a distance of 89.00 feet to the Northeast corner of said Lot 7: thence S 66O48'00" along the North line of said Lot 7 a distance of 140.20 feet to the Northwest comer of said Lot 7; thence S 23O12'05" E along the West line of Lots 7 and 6 a distance of 200.00 feet to the Southwest corner of Lot 6 of said Block 136; thence N 66O48'00" E along the North line of said Lot 6 100.00 feet distant from and parallel to the South line of said Block 136 a distance of 160.20 feet to the Point of Beginning.


Suite Number  Square Footage

1             200 Sub-Basement

10            13,381 Basement

100           5,453 *First Floor (All Areas)

200           12,269 *Second Floor

300           10,505

400           11,011

500           11,811

600           9,335

700           9,366

800           7,603

1200          9.366

              100,300

* Midrise First and Second Floor: Exact use of space and square footage to be determined based on renovation plan outlined in Addendum to Lease.

EXHIBIT C

RULES AND Regulations

1. Tenant shall not sell or permit the sale, at retail, of newspapers, magazines, periodicals or theater tickets, in or from the Demised Premises; nor shall Tenant carry on or permit or allow any employee or other person to carry on the business of stenography, typewriter or any similar business in or from the Demised Premises for the service or accommodation of the occupants of any other portion of the Buildings, or any business other than that specifically provided for in Tenant's Lease.

2. The sidewalks, entries, passages, corridors, elevators, escalators and staircases shall not be obstructed or used by Tenant or the servants, agents or visitors of Tenant for any other purpose than ingress and egress to and from the respective offices.

3. The sashes, windows and any lights that reflect or admit light into the Buildings, shall not be covered or obstructed, nor shall anything be placed upon or hung from the window sills. No awnings or other projections shall be attached to the outside walls of the Buildings. No curtains, blinds, shades, or screens shall be attached to or hung in, or used in connection with, any window or door of the Demised Premises, without the prior written consent of Landlord. The water and wash closets and urinals shall not be used for any other purpose than the purpose for which they were respectively constructed, and the expense of any breakage, stoppage, or damage resulting from a violation of this rule shall be borne by Tenant who, or whose employees, agents, servants or licensees shall have caused it. Tenant shall not mark, paint, drill into or in any way deface the walls, ceilings, partitions, floors, wood, stone or iron work, or make or permit any improper noises in the Buildings.

4. No sign, advertisement or notice shall be inscribed, painted or affixed on any part of the outside or inside of the Buildings, except on the directories and plexiglass plaques of such size, color and style as Landlord shall determine. Directory changes will be paid for by the Tenant.

5. Workmen approved by Landlord in writing must be employed by Tenant for any repairs, painting, lettering, interior moving and other similar work that is done on the Demised Premises. Any work done to the Demised Premises must be approved by Landlord in writing before any work commences.

6. Tenant shall not do or permit anything to be done on the Demised Premises, or bring anything therein, which shall in any way increase the rate of fire insurance on the Buildings, or on the property kept therein, or obstruct, or interfere with the rights of other tenants, or in any way injure or annoy them or those having business with them; or conflict with the regulations of the Fire Department, or the fire laws, or with any insurance policy upon the Buildings or part thereof, or with any rules or ordinances established by the Board of Health or other governmental authority. Tenant shall not use any other method of heating than that supplied by Landlord. Canvassing, soliciting and peddling in the Buildings is prohibited and Tenant shall cooperate to prevent the same.

7. Only persons authorized by the Landlord will be permitted to furnish ice, drinking water, towels and other similar service to Tenant, and only at hours and under regulations fixed by Landlord, and only Landlord's janitorial staff shall be permitted to enter the Demised Premises for the purpose of cleaning and keeping the same in order.

8. Landlord shall have power to prescribe the weight and position of safes and filing systems, approve Tenant's plans to distribute the weight. Structural/ Architectural fees incurred to verify if weight load is acceptable is to be paid for by Tenant. All damage done to the Buildings by taking in or out a safe or any other article of Tenant's office equipment, or due to its being on the Demised Premises, shall be repaired at the expense of Tenant. The moving of safes upon previous notice of 3 days to the Building Superintendent, and the persons employed to move the safes in and out of the Buildings must be acceptable to Landlord. No freight, furniture or bulk matter of any description will be received into the Buildings or carried in the elevators, except during hours approved by Landlord.

9. Tenant shall not cause unnecessary labor or costs to Landlord by reason of carelessness and indifference to the preservation of good order and cleanliness in its Demised Premises and in the Buildings.

10. Nothing shall be thrown by Tenant's employees, agents, servants or licensees out of the windows or doors, or down the passages of the Buildings. No animals shall be brought or kept in or about the Buildings.

11. Landlord shall have the right to prohibit any advertising by Tenant which in its opinion tends to impair the reputation of the Buildings or their desirability as buildings for offices or for financial, insurance and other institutions and businesses of like nature; and, upon written notice from the Landlord, Tenant shall refrain from or discontinue such advertising.

12. The Buildings will be closed daily at 6:00 P.M., after which hour Landlord will have the right to prevent any person from entering or leaving the Buildings unless his name appears on an approved list in the possession of the Landlord and he signs a register provided for that purpose, and any person found in the Buildings after that hour without having signed such register will be subject to the surveillance of the employees and agents of Landlord. On written application by Tenant, its employees will be added to the approved list enabling them to enter or depart from the Buildings after said hour upon signing the register. This rule is made for the protection of tenants, but Landlord shall be under no responsibility for failure to enforce the same

13. No additional locks or bolts of any kind shall be placed upon any of the doors or windows in the Demised Premises and no lock on any door shall be changed or altered in any respect. Duplicate keys for the Demised Premises shall be procured only from the Landlord, which may make a reasonable charge therefor. Upon the termination of the Lease, all keys of the Demised Premises shall be delivered to the I landlord

14. All entrance doors in the Demised Premises shall be left locked and closed by Tenant when the Demised Premises are not in use. Entrance doors shall not be left open at any time.

15. There shall not be used in any space, or in the public halls of the Buildings, either by Tenant or by jobbers or others, in the delivery or receipt of merchandise, any hand trucks, except those equipped with rubber tires and side guards. No hand trucks shall be used in elevators other than those designated as freight elevators.

16. In the event of any inconsistency between these Rules and Regulations and the text of the Lease, the text of the Lease shall control.


EXHIBIT "D"

ADDENDUM

THIS ADDENDUM to Lease made, executed and delivered this           day of,
1994, by and between INTERVEST-FIRST PLACE TULSA LIMITED PARTNERSHIP, an Oklahoma Limited Partnership ("Landlord") and LIBERTY BANK AND TRUST COMPANY OF TULSA, N.A., a National Banking Association ("Tenant").

W I T N E S S E T H:

WHEREAS, Landlord and Tenant have simultaneously herewith executed and delivered that certain Replacement Indenture of Lease to which this Addendum is attached as Exhibit "D" (the "Lease") covering the premises located in the Buildings, Tulsa, Oklahoma as therein described the "Demised Premises"); and

WHEREAS, the parties desire to enter into this Addendum to modify and amend the Lease.

NOW, THEREFORE, the parties in consideration of the Lease and the mutual covenants herein set forth agree as follows:
1. BUILDING RENOVATION: Landlord hereby agrees to cause to be prepared a renovation plan and schedule for the Building lobby, entryways and exterior floors 1-3 only on Boston and 5th Street frontages) which shall be submitted to Tenant for Tenant's review (the "Renovation Plan"). The Renovation Plan shall include a relocation of Tenant's retail facility to the ground floor, and renovation of the HVAC, electrical lighting and window replacement but exclud-ing Tenant furniture, fixtures, floor coverings and equipment. Tenant shall have a period of fifteen (15) days from receipt of the Renovation Plan to deliver comments to Landlord. Landlord shall use best efforts to develop the manner acceptable to

Renovation Plan and schedule its implementation in
Tenant incorporating where possible Tenant's comments. The entire cost of implementing the Renovation Plan shall be born by Landlord not to exceed
$2,400,000.00   (U.S.).     Landlord   currently   anticipates   completion
of construction pursuant to the Renovation Plan April 30, 1995.

2 . ADJUSTMENT TO LEASE EXHIBIT "B": Upon completion, the Renovation Plan may reflect modifications to Lease Exhibit "B". In such event and upon finalization of the Renovation Plan, Landlord and Tenant shall cause Lease Exhibit "B" to be modified, if necessary, to reflect NRA on the ground and second floor of the Buildings leased to Tenant. Such modification(s) shall not affect Base Rent as stated in the Lease.
3. DEMISED PREMISES RENOVATION:

A. Landlord agrees to replace and repair the exterior windows on Floors 3-8 each inclusive in the midrise portion of the Building at a cost not to exceed
$240,000.00 (U.S.).    This renovation will occur pursuant to a schedule
mutually agreeable to Landlord and Tenant to be evidenced by separate letter between the parties.

B. Landlord shall provide Tenant the sum of $160,000.00 to be used to renovate the 7,603 square on the 8th floor of the midrise included within the Demised Premises and as indicated on Lease Exhibit "B". The renovation plans and specifications will be prepared by Tenant at Tenant's cost, but shall include asbestos removal, fire sprinkler and heating, ventilation and air conditioning system renovations, each in accordance with plans and specifications acceptable to Landlord and Tenant and City of Tulsa building code requirements. Land-lord shall, pursuant to the Lease, contract for the asbestos removal portion of the renovation. In the event Tenant elects to utilize such funds then Tenant's option to terminate the Lease in relation to this space, as provided in Section 7(A) or 7(C) hereof, shall automatically be cancelled and of no further force and effect.

4. RELOCATION: In the event Landlord determines to utilize that portion of the Demised Premises located on the 12th floor of the midrise or 17th and 18th floor of the tower for other purposes or tenants during the Lease term, Tenant agrees to relocate to other space in the Building designated by Landlord (the "Relocation Space"), provided such other space is approximately equal in size to the portion of the Demised Premises located on such floors. Landlord shall pay all reasonable out-of-pocket expenses of any such relocation, including the expenses of moving and reconstruction of all Tenant furnished and Landlord furnished improvements, such costs not to exceed a Tenant finish out allowance of S20.50 per square foot. In the event of such relocation, this Lease shall continue in full force and effect without any change in the terms or other conditions, but with the new location substituted for the old location set forth hereinabove and the parties shall execute an appropriate Lease amendment reflecting such relocation.

5. ADJUSTMENT TO ANNUAL LEASE RENT: Upon substantial completion of construction pursuant to the Renovation Plan Initial Annual Base Rent of Sl,760,187.00 shall
be increased by S213,360.00 per annum ("Annual Base Rent Increase").   The
adjusted Annual Base Rent shall be $1,973,547.00.   The Annual Base Rent
Increases shall be effective on the date which the architect retained by Landlord to implement the Renovation Plan certifies to Landlord that substantial completion has occurred and Landlord notifies Tenant of such event. The Annual Base Rent Increase for any partial month shall be prorated based upon the actual number of days in such month.

The Annual Base Rent Increase of S213,346.00 was determined by multiplying 8.89% times the projected cost of implementing the Lobby Plan ($2,400,000.00). In the event the total cost incurred by Landlord as a result of implementing the Lobby Plan is less than S2,400,000.00 then the Annual Base Rent Increase shall be determined by multiplying 8.89% times the total cost. In no event shall the Annual Base Rent Increase exceed $213,360.00. The effective date of the Annual Base Rent Increase shall be reflected by a written Lease amendment. Landlord's cost of Renovation Plan implementation shall be certified by Landlord.

6. RENT CONCESSION: Landlord hereby agrees that Annual Base Rent for calendar years 1994, 1995 and 1996 shall be credited by $200,000.00 per year at the rate of $16,666.67 per month commencing the 1st day of January, 1994 and ending the 31st day of December, 1996. Upon the execution hereof Landlord shall pay to Tenant $16,666.67 times the number of months elapsed since January 1, 1994. Thereafter such monthly sum shall be credited against Annual Base Rent as the same becomes due.

7. TENANT'S RIGHT TO TERMINATE CERTAIN SPACE: Tenant shall have the option to terminate its occupancy of portions of the Demised Premises as follows:

A. 8th floor MidRise - 7,603 square feet consisting of Suite 800, may be terminated effective December 31, 1996;

B. 17th floor Tower - 7,259 square feet consisting of Suite 1721, may be terminated effective December 31, 1998;

C. Effective December 31, 2002 Tenant may terminate up to 15,000 square feet which shall include 10,580 square feet on the 18th floor of the Tower and, in the event Tenant has not elected to exercise the Section 7 A or B options as provided in such Sections, then such options may be exercised as and when the option provided in this section C: and
D. Effective December 31, 2007 Tenant may terminate up to 15,000 square feet without restrictions to location.

In the event Tenant elects to exercise its option to terminate, as above provided, then: (i) Annual Base Rent; and (ii) Lease Exhibit B shall be adjusted to reflect such termination(s). Tenant shall exercise its option by giving Landlord one hundred eighty (180) days or more written notice prior to the effective date above stated for each space. Landlord shall have the right to show the space to prospective replacement tenants upon receipt of Tenant notice.

Tenant's option to terminate as above stated shall apply to any like and similar space to which it is relocated pursuant to Section 4 of this Addendum.

tenant shall cause to be delivered the Lease Guaranty upon the
8. LEASE GRANTEE: execution hereof fully executed by Liberty Bancorp, Inc.

is anticipated that the Renovation Plan will effectuate the

9. ESCALATORS: It removal of the escalators described in the last sentence of
Section 27.01 and Section 36.02.   In such event, then the last sentence of
Section 27.01 and Section 36.02 shall be deleted from the Lease without the necessity of further action by Landlord or Tenant.
10. MISCELLANEOUS:

A. Capitalized Terms: Each capitalized term used herein shall have the meaning set forth in the Lease unless herein defined.

B. Binding Effect: This Addendum shall be binding upon and inure to the benefit of each party hereto, their respective successors and assigns.

IN WITNESS WHEREOF, the parties have executed this Addendum the date and year first above written.

"LANDLORD"

INTERVEST-FIRST PLACE TULSA LIMITED PARTNERSHIP An Oklahoma Limited Partnership

BY: FPT HOLDING CORP.
A Nevada Corporation
GENERAL PARTNER

By
DALE A. WILLIAMS, President

"TENANT"
LIBERTY BANK & TRUST COMPANY OF Tulsa, N.A. A National Banking Association

By
W. H. THOMPSON, JR.
Chairman and Chief Executive Officer

By
w .JEFFREY PICKRYL. President

STATE OF OKLAHOMA

s s .
COUNTY OF TULSA

Before me, the undersigned, a Notary Public in and for said County and State on
this         day of         , 1994, personally appeared DALE A. WILLIAMS to me
known to be the identical person who subscribed the name of FPT HOLDING CORP., a Nevada Corporation, General Partner to INTERVEST-FIRST PLACE TULSA LIMITED PARTNERSHIP to the foregoing instrument as its President and acknowledged to me that he executed the same as his free and voluntary act and deed and as the free and voluntary act and deed of such Corporation, for the uses and purposes therein set forth.

Witness my hand and seal the day and year last above set forth.

Notary Public

My Commission Expires:

STATE OF OKLAHOMA

s s .
COUNTY OF TULSA

Before me, the undersigned, a Notary Public in and for said County and State on
this         day of         , 1994, personally appeared W. U. THOMPSON, JR. and
W. JEFFREY PICKRYL to me known to be the identical persons who subscribed the name of LIBERTY BANK & TRUST COMPANY OF TULSA, N.A. to the foregoing instrument as its Chairman and Chief Executive Officer and President, respectively, and acknowledged to me that they executed the same as their free and voluntary act and deed and as the free and voluntary act and deed of such Corporation, for the uses and purposes therein set forth.

Witness my hand and seal the day and year last above set forth.

Notary Public

My Commission Expires:

EXHIBIT E
CLEANING SPECIFICATIONS FOR BANK SPACES

Service                      Frequency
Wastebaskets -Empty          Daily
             -Wipe           Weekly

Dusting      -Regular        Daily
             -Hi/Low         Monthly

Telephones                   Weekly

Glass        -Spot           Daily
             -Full Clean     Monthly

Vacuum Carpet                Daily

Restrooms                    Daily

Tile         -Dust Mop       Daily
             -Strip & Wax    Bi-Yearly
             -Damp Mop       Weekly

Spot Clean Carpet            As necessary

Adhere to Save Trash Policy

EXHIBIT "F"

LEASE GUARANTY

GUARANTY annexed to Lease dated April        , 1994 between LIBERTY BANK AND
TRUST COMPANY OF TULSA, N.A. as Tenant, and INTERVEST-FIRST PLACE TULSA LIMITED PARTNERSHIP as Landlord.

IN CONSIDERATION of the simultaneous letting, at the request of the undersigned, of the Demised Premises described in the within Lease to the abovenamed Tenant, the undersigned does hereby, on behalf of itself, its legal representatives, successors and assigns, guarantee to the above-named Landlord, its successors and assigns, the full payment, performance and observance of all the terms, covenants and conditions therein expressed on the Tenant's part to be paid, performed and observed and also all damages that may arise 'n consequence of the non-payment, non-performance or non-observance of the terms, covenants or conditions of the Lease, without requiring any notice of nonpayment, non-performance or nonobservance, or proof, notice or demand whereby to charge the undersigned therefor, all of which the undersigned hereby expressly waives, and expressly covenants and agrees that the obligation of the undersigned hereunder shall in no wise be terminated or otherwise affected or impaired by reason of any assertion by Landlord against Tenant of any of the rights or remedies available to Landlord pursuant to the Lease or allowed at law or in equity.

The undersigned does hereby covenant and agree to and with Landlord, its successors and assigns, that the undersigned may be joined in any action against Tenant in connection with the Lease and that recovery may be had against the undersigned in such action nor in any independent action against the undersigned without Landlord, its successors or assigns, first pursuing or exhausting any remedy or claim against Tenant, its successors or assigns.

The undersigned further covenants and agrees that this Guaranty shall remain and continue in full force and effect as to any renewal, modification or extension of the within Lease and as to any assignment or subletting (without need of any notice or further consent of the undersigned thereto) and during any period when Tenant, its assignees or sublessees, are occupying the Demised Premises describe in the within Lease.

This Guaranty shall be governed by and construed under the laws of the State of Oklahoma. In the event that this Guaranty shall be held ineffective or unenforceable by any court of competent jurisdiction, the undersigned shall be deemed to be a tenant under the within Lease with the same force and effect as if the undersigned were expressly named as a joint tenant therein.

The undersigned, upon written request by Landlord, shall deliver to estoppel certificate under which the undersigned certifies

Landlord, a Guarantor to Landlord, its lender(s), successors or assigns as appropriate, that this Lease Guaranty remains in full force and effect according to its terms.

IN WITNESS WHEREOF, the undersigned has executed this instrument
this       day of , 1994.

Guarantor LIBERTY BANCORP, INC.

ATTEST:

Assistant Secretary

STATE OF OKLAHOMA

ss . COUNTY OF TULSA

By
W. H. THOMPSON, JR., President

The foregoing instrument was acknowledged before me this     day of

of LIBERTY BANCORP, INC.
April, 1994, by

My Commission Expires:

Notary Public


ADDENDUM

THIS ADDENDUM to Lease made, executed and delivered this 7 day of April, 1994, by and between INTERVEST-FIRST PLACE TULSA LIMITED PARTNERSHIP, an Oklahoma Limited Partnership ("Landlord") and LIBERTY BANK AND TRUST company OF TULSA, N.A., a National Banking Association ("Tenant").

W I T N B S S E T H:

WHEREAS, Landlord and Tenant have simultaneously herewith executed and delivered that certain Replacement Indenture of Lease to which this Addendum is attached as Exhibit "D" (the "Lease") covering the premises located in the Buildings, Tulsa, Oklahoma as therein described (the "Demised Premises"); and

WHEREAS, the parties desire to enter into this Addendum to modify and amend the Lease.

NOW, THEREFORE, the parties in consideration of the Lease and the mutual covenants herein set forth agree as follows:
1. Building RENOVATION: Landlord hereby agrees to cause to be prepared a renovation plan and schedule for the Building lobby, entryways and exterior (Floors 1-3 only on Boston and 5th Street frontages) which shall be submitted to Tenant for Tenant's review (the "Renovation Plan"). The Renovation Plan shall include a relocation of Tenant's retail facility to the ground floor, and renovation of the HVAC, electrical lighting and window replacement but exclud-ing Tenant furniture, fixtures, floor coverings and equipment. Tenant shall have a period of fifteen (15) days from receipt of the Renovation Plan to deliver comments to Landlord. Landlord shall use best efforts to develop the Renovation Plan and schedule its implementation in a manner acceptable to Tenant incorporating where possible Tenant's comments. The entire cost of implementing the Renovation Plan shall be born by Landlord not to exceed
52,400,G00.00   (U.S.).     Landlord currently   anticipates   completion   of
construction pursuant to the Renovation Plan April 30, 1995.

2. ADJUSTMENT TO LEASE EXHIBIT "B": Upon completion, the Renovation Plan may reflect modifications to Lease Exhibit "B". In such event and upon finalization of the Renovation Plan, Landlord and Tenant shall cause Lease Exhibit "B" to be modified, if necessary, to reflect NRA on the ground and second floor of the Buildings leased to Tenant. Such modification(s) shall not affect Base Rent as stated in the Lease.
3. DEMISED PREMISES RENOVATION:

A. Landlord agrees to replace and repair the exterior windows on Floors 3-8 each inclusive in the midrise portion of the Building at a cost not to exceed
S240,000.00 (U.S.).    This renovation will occur pursuant to a schedule
mutually agreeable to Landlord and Tenant to be evidenced by separate letter between the parties.

B. Landlord shall provide Tenant the sum of S160,000.00 to be used to renovate the 7,603 square on the 8th floor of the midrise included within the Demised Premises and as indicated on Lease exhibit "B". The renovation plans and specifications will be prepared by Tenant at Tenant's cost, but shall include asbestos removal, fire sprinkler and heating, ventilation and air conditioning system renovations, each in accordance with plans and specifications acceptable to Landlord and Tenant and City of Tulsa building code requirements. Landlord shall, pursuant to the Lease, contract for the asbestos removal portion of the renovation. In the event Tenant elects to utilize such funds then Tenant's option to terminate the Lease in relation to this space, as provided in Section 7(A) or 7(C) hereof, shall automatically be cancelled and of no further force and effect.

4. RELOCATION: In the event Landlord determines to utilize that portion of the Demised Premises located on the 12th floor of the midrise or 17th and 18th floor of the tower for other purposes or tenants during the Lease term, Tenant agrees to relocate to other space in the Building designated by Landlord (the "Relocation Space"), provided such other space is approximately equal in size to the portion of the Demised Premises located on such floors. Landlord shall pay all reasonable out-of-pocket expenses of any such relocation, including the expenses of moving and reconstruction of all Tenant furnished and Landlord furnished improvements, such costs not to exceed a Tenant finish out allowance of s20.50 per square foot. In the event of such relocation, this Lease shall continue in full force and effect without any change in the terms or other conditions, but with the new location substituted for the old location set forth hereinabove and the parties shall execute an appropriate Lease amendment reflecting such relocation.

5. ADJUSTMENT TO ANNUAL BASE RENT: Upon substantial completion of construction pursuant to the Renovation Plan Initial Annual Base Rent of 51,760,187.00 shall
be increased by $213,360.00 per annum ("Annual Base Rent Increase").   The
adjusted Annual Base Rent shall be Sl,973,547.00.   The Annual Base Rent
Increases shall be effective on the date which the architect retained by Landlord to implement the Renovation Plan certifies to Landlord that substantial completion has occurred and Landlord notifies Tenant of such event. The Annual Base Rent Increase for any partial month shall be prorated based upon the actual number of days in such month.

The Annual Base Rent Increase of S213,346.00 was determined by multiplying 8.89 times the projected cost of implementing the Lobby Plan ($2,400,000.00). In the event the total cost incurred by Landlord as a result of implementing the Lobby Plan is less than 52,400,000.00 then the Annual Base Rent Increase shall be determined by multiplying 8.89 times the total cost. In no event shall the Annual Base Rent Increase exceed S213,360.00. The effective date of the Annual Base Rent Increase shall be reflected by a written Lease amendment. Landlord's cost of Renovation Plan implementation shall be certified by Landlord.

6. RENT CONCESSION: Landlord hereby agrees that Annual Base Rent for calendar years 1994, 1995 and 1996 shall be credited by s200,000.00 per year at the rate of $16,666.67 per month commencing the 1st day of January, 1994 and ending the 31st day of December, 1996. Upon the execution hereof Landlord shall pay to Tenant $16,666.67 times the number of months elapsed since January 1, 1994. Thereafter such monthly sum shall be credited against Annual Base Rent as the rent becomes due.

7. TENANT'S RIGHT TO TERMINATE CERTAIN SPACE: Tenant shall have the option to terminate its occupancy of portions of the Demised Premises as follows:

A. 8th floor MidRise - 7,603 square feet consisting of Suite 800, may be terminated effective December 31, 1996;

B. 17th floor Tower - 7,259 square feet consisting of Suite 1721, may be terminated effective December 31, 1998;

C. Effective December 31, 2002 Tenant may terminate up to 15,000 square feet which shall include 10,580 square feet on the 18th floor of the Tower and, in the event Tenant has not elected to exercise the Section 7 A or B options as provided in such Sections, then such options may be exercised as and when the option provided in this Section C; and
D. Effective December 31, 2007 Tenant may terminate up to 15,000 square feet without restrictions to location.

In the event Tenant elects to exercise its option to terminate, as above provided, then: (i) Annual Base Rent; and (ii) Lease Exhibit B shall be adjusted to reflect such termination(s). Tenant shall exercise its option by giving Landlord one hundred eighty (180) days or more written notice prior to the effective date above stated for each space. Landlord shall have the right to show the space to prospective replacement tenants upon receipt of Tenant notice.

Tenant's option to terminate as above stated shall apply to any like and similar space to which it is relocated pursuant to Section 4 of this Addendum.

Tenant shall cause to be delivered the Lease Guaranty upon the
8. LEASE GUARANTY: execution hereof fully executed by Liberty Bancorp, Inc.

is anticipated that the Renovation Plan will effectuate the

9 Escalators: It

 .
removal of the escalators described in the last sentence of Section 27.01 and
Section 36.02.   In such event, then the last sentence of Section 27.01 and
Section 36.02 shall be deleted from the Lease without the necessity of further action by Landlord or Tenant.
10. MISCELLANEOUS:

A. Capitalized Terms: Each capitalized term used herein shall have the meaning set forth in the Lease unless herein defined.

B. Binding Effect: This Addendum shall be binding upon and inure to the benefit of each party hereto, their respective successors and assigns.

IN WITNESS WHEREOF, the parties have executed this Addendum the date and year first above written.

"LANDLORD"

INTERVEST-FIRST PLACE TULSA LIMITED PARTNERSHIP An Oklahoma Limited Partnership

BY: FPT HOLDING CORP.
A Nevada Corporation
GENERAL PARTNER

By
DALE A. WILLIAMS, President

"TENANT"

LIBERTY BANK & TRUST COMPANY OF TULSA, N.A. A National Banking Association

By
W. H. THOMPSON , JR. I
Chairman and Chief Executive Officer

By
W. JEFFREY PICKRYL, President

LEASE GUARANTY

GUARANTY annexed to Lease dated April 7 , 1994 between LIBERTY BANK AND TRUST COMPANY OF TULSA, N.A. as Tenant, and INTERVEST-FIRST PLACE TULSA LIMITED PARTNERSHIP as Landlord.

IN CONSIDERATION of the simultaneous letting, at the request of the undersigned, of the Demised Premises described in the within Lease to the abovenamed Tenant, the undersigned does hereby, on behalf of itself, its legal representatives, successors and assigns, guarantee to the above-named Landlord, its successors and assigns, the full payment, performance and observance of all the terms, covenants and conditions therein expressed on the Tenant's part to be paid, performed and observed and also all damages that may arise in consequence of the non-payment, non-performance or non-observance of the terms, covenants or conditions of the Lease, without requiring any notice of nonpayment, non-performance or nonobservance, or proof, notice or demand whereby to charge the undersigned therefor, all of which the undersigned hereby expressly waives, and expressly covenants and agrees that the obligation of the undersigned hereunder shall in no wise be terminated or otherwise affected or impaired by reason of any assertion by Landlord against Tenant of any of the rights or remedies available to Landlord pursuant to the Lease or allowed at law or in equity.
The undersigned does hereby covenant and agree to and with Landlord, its successors and assigns, that the undersigned may be joined in any action against Tenant in connection with the Lease and that recovery may be had against the undersigned in such action nor in any independent action against the undersigned without Landlord, its successors or assigns, first pursuing or exhausting any remedy of claim against Tenant, its successors or assigns.

The undersigned further covenants and agrees that this Guaranty shall remain and continue in full force and effect as to any renewal, modification or extension of the within Lease and as to any assignment or subletting (without need of any notice or further consent of the undersigned thereto) and during any period when Tenant, its assignees or sublessees, are occupying the Demised Premises described in the within Lease.

This Guaranty shall be governed by and construed under the laws of the State of Oklahoma. In the event that this Guaranty shall be held ineffective or unenforceable by any court of competent jurisdiction, the undersigned shall be deemed to be a tenant under the within Lease with the same force and effect as if the undersigned were expressly named as a joint tenant therein.

The undersigned, upon written request by Landlord, shall deliver to Landlord, a Guarantor's estoppel certificate under which the undersigned certifies to Landlord, its lender(s), successors or assigns as appropriate, that this Lease Guaranty remains in full force and effect according to its terms.
IN WITNESS WHEREOF, the undersigned has executed this instrument this 7 day of April, 1994.

ATTEST:

Assistant Secretary

STATE OF OKLAHOMA

s s .

COUNTY OF TULSA

"GUARANTOR"

LIBERTY BANCORP, INC.

By

W. H. THOMPSON.
President

The foregoing instrument was acknowledged before me this 7th day of April, 1994, by W. H. Thompson, Jr. of LIBERTY BANCORP, INC.

My Commission Expires:6/14/97
Notary Public
STATE: OF OKLAHOMA

s s .
COUNTY OF TULSA

Before me, the undersigned, a Notary Public in and for said County and State on this 7th day April, 1994, personally appeared DALE A. WILLIAMS to me known to be the identical person who subscribed the name of FPT HOLDING CORP., a Nevada Corporation, General Partner to INTERVEST-FIRST PLACE TULSA LIMITED PARTNERSHIP to the foregoing instrument as its President and acknowledged to me that he executed the same as his free and voluntary act and deed and as the free and voluntary act and deed of such Corporation, for the uses and purposes therein set forth.

Witness my hand and seal the day and year last above set forth.

Notary Public

My Commission Expires:

My Commission Expires 6-14-97

STATE OF OKLAHOMA

s s .
COUNTY OF TULSA

Before me, the undersigned, a Notary Public in and for said County and State on this 7th day of April, 1994, personally appeared W. H. THOMPSON, JR. and W. JEFFREY PICKRYL to me known to be the identical persons who subscribed the name of LIBERTY BANK & TRUST Company OF TULSA, N.A. to the foreseeing instrument as its Chairman and Chief Executive Officer and President, respectively, and acknowledged to me that they executed the same as their free and voluntary act and deed and as the free and voluntary act and deed of such Corporation, for the uses and purposes therein set forth.

Witness my hand and seal the day and year last above set forth.

Notary Public

My Commission Expires:

My Commission Expires 6-14 97

CONSENT AND AMENDMENT TO
REPLACEMENT INDENTURE OF LEASE

(Midrise Building - Suite 800)

This Consent and Amendment is executed and delivered effective this day of February, 1995, by and between LIBERTY BANK AND TRUST COMPANY OF TULSA, N.A. ("Liberty"), and INTERVEST-FIRST PLACE TULSA LIMITED PARTNERSHIP ("Landlord").

RECITALS

A. Reference is made to the Replacement Indenture of Lease ("Liberty Lease"), dated April 7, 1994, between Landlord and Liberty, affecting the First Place Tower and Midrise Building in Tulsa, Oklahoma, which includes the lease of the 8th floor of the Midrise Building ("Subject Space"), which is currently unoccupied.

B. Landlord has executed a letter of intent ("Letter of Intent"), with a new tenant ("New Tenant"), affecting, among other space, the Subject Space, which may result in the lease ("New Lease") by the New Tenant of the Subject Space.

C. Landlord intends to (i) enter into the Subject Space to conduct demolition and other remedial activities, and (ii) propose amending the Liberty Lease to delete the Subject Space therefrom, under certain conditions.

AGREEMENT

For valuable consideration received, the receipt and sufficiency of which is hereby acknowledged by the parties hereto, and notwithstanding anything to the contrary in the Liberty Lease, Liberty and Landlord agree to the following.

1. Access Demolition and Repair. Landlord shall have the right to enter the Subject Space, commencing the date hereof and terminating upon completion of the demolition and repair work ("Renovations"), contemplated by Landlord, which includes without limitation removal of asbestos, all without setoff, deduction or abatement whatsoever of any obligations of Liberty under the Liberty Lease, including without limitation the obligation to pay rent. Tenant hereby confirms it does not currently occupy the Subject Space, and does not contemplate occupying it during the Renovations.

2. Demised Premises. In the event the Net Lease is executed, and effective the commencement date upon which rent shall be payable thereunder, the term "Demised Premises" (including "Exhibit B-Midrise") in the Liberty Lease shall be construed as amended to evidence deletion of Suite 800 of the Midrise Building (consisting of 7,603 square feet) therefrom, and all obligations of Tenant with respect thereto shall no longer accrue thereafter and rent under the Liberty Lease shall be proportionately reduced to reflect such deletion; however, any existing obligations shall continue in existence until fully satisfied.

LIBERTY BANK AND TRUST COMPANY OF TULSA, N.A.


INTERVEST-FIRST PLACE TULSA
LIMITED PARTNERSHIP

By

FPT Holding Corp.
A Nevada Corporation
General Partner

By Dale A. Williams, President

FIRST AMENDMENT TO REPLACEMENT
INDENTURE OF LEASE

This First Amendment is dated this day of , 1995, by and between INTERVEST-FIRST PLACE TULSA LIMITED PARTNERSHIP, an Oklahoma limited partnership ("Landlord"). and LIBERTY BANK & TRUST COMPANY OF TULSA, N.A. ("Tenant") .

RECITALS

A. Reference is made to the Replacement Indenture of Lease between Landlord and Tenant dated April 7, 1994 ("Liberty Lease"), pursuant to which Landlord leased to Tenant certain space in the buildings commonly referred to as the First Place Tower and the Midrise, in Tulsa, Oklahoma.

B. Landlord has entered into a Lease Agreement with Amoco Corporation ("Amoco"), pursuant to which Amoco has been granted the right to lease certain space which also constitutes part of the Devised Premises under the Liberty Lease.

C. Landlord and Tenant hereby intend to amend the Liberty Lease to evidence the terms and conditions pursuant to which Tenant agrees to vacate certain space elected to be leased by Amoco.

AGREEMENT

For valuable consideration received, and as inducement for and in consideration of Landlord fulfilling its commitments to Amoco, the parties hereto agree to the following.

1. Amendment. The Lease is amended to evidence the addition of the following sections:

"ARTICLE 43
RELOCATION

43.01 Relocation. Reference is made to the Office Lease ('Amoco Lease') dated , 1995, between Landlord and Amoco Corporation ( Amoco'), as lessee, evidencing options ('Amoco Options') under Sections 36 and 37 thereof, pursuant to which Amoco may lease certain space currently leased to Tenant. Tenant acknowledges receipt of such Sections and agrees that it fully intends to accommodate Amoco in connection therewith, subject to Landlord fulfilling its obligations described herein and in the Notice (defined below).
43.02 Relocation. Relocation of Tenant and amendments to the Demised Premises under the Liberty Lease are dependent and based upon the floors elected to be leased by Amoco under the Amoco Lease.

A. Option I (8-17). If Amoco leases floors 8-17, the Lease shall be amended as follows:

(i) Floor 8. Such floor shall be deleted from the Demised Premises effective the Vacate Date

(ii) Floor 12. 4683 square feet of such space shall be deleted from the Demised Premises effective the Vacate Date; 5,000 square feet of Temporary Space shall be provided; and 4683 square feet of Substitute Space shall be provided, and the term therefor shall extend to December 31. 2007.

(iii) Floor 17. Such floor shall be deleted from the Demised Premises effective the Vacate Date; however, 5,000 square feet of Temporary Space will be provided.

(iv) Floor 18. No deletion occurs as to Demised Premises; 5,000 square feet of Temporary Space shall be provided; and 10,583 of Substitute Space shall be provided, and the term therefor shall extend to December 31. 2002.

B. Option II (8-18 or 8-19. 20. 22). If Amoco leases a minimum of floors 8-18 or up to 8-19, 20 and 22, the Lease shall be amended as follows:

(i) Floor 8. Such floor shall be deleted from the Demised Premises effective the Vacate Date.

(ii) Floor 12. 4683 square feet of such space shall be deleted from the Demised Premises effective the Vacate Date; 5,000 square feet of Temporary Space shall be provided; and 4683 square feet of Substitute Space shall be provided, and the term therefor shall extend to December 31. 2007.

(iii) Floor 17. Such floor shall be deleted from the Demised Premises effective the Vacate Date: however, 5,000 square feet of Temporary Space will be provided.

(iv) Floor 18. No deletion occurs as to Demised Premises; 5,000 square feet of Temporary- Space shall be provided; and 10,583 of Substitute Space shall be provided, and the term therefor shall extend to December 31. 2002.
31, the Lease

C. Option III (8-19. 20,22,31) If Amoco leases floors 8-19, 20, 22 and 31, the Lease shall he amended as follows:

(i) Floor 8. Such floor shall be deleted from the Demised Premises effective the Vacate Date.

(ii) Floor 12. Such floor shall be deleted from the Demised Premises effective the Vacate Date: however, 5,000 square feet of Temporary Space shall be provided.

(iii) Floor 17. Such floor shall be deleted from the Demised Premises effective the Vacate Date: however, 5,000 square feet of Temporary space shall be provided.

(iv) Floor 18. No deletion occurs as to Demised Premises; 5,000 square feet of Temporary Space shall be provided; and 10,583 of Substitute Space shall be provided, and the term therefor shall extend to December 31. 2007.

43.03 Renovation Allowance. Landlord agrees to pay Tenant prior to December 31, 1995 a renovation allowance of $20.50 per square foot for renovations to the 4,683 square foot Substitute Space for floor 12 under Option I or II, but not for any other Substitute Space.

43.04 Relocation Cost. In addition to the Renovation Allowance, Landlord agrees to reimburse Tenant up to $11,000 (non-cumulative) for relocation costs incurred by Tenant in connection with the Temporary- Space under Option I, II or III, to be paid promptly after the Vacate Date; provided, that if Tenant is required to move from one Temporary Space to another Temporary Space during the Temporary Period, Landlord agrees to reimburse Tenant up to an additional S5,000 for relocation costs relating thereto.

43.05 temporary Space. Landlord shall provide temporary space to Tenant as of the Vacate Date and for a one hundred eighty (180) day period thereafter ("Temporary Period") for the floors and equal to the Temporary Space square footage described in Options I, II and III. At the end of the Temporary Period, Tenant must vacate the Temporary Space.

43.06 Substitute Space. Landlord shall provide permanent substitute space comparable to the applicable Vacate Space ("Substitute Space") on or before the end of the Temporary Period for the floors and equal to the Substitute Space square footage described in Options I, II and III. In the event Landlord receives an acceptable bona fide third party offer to lease ("New Lease") any Substitute Space, then, such space shall be deleted from the Demised Premises effective upon the date the New Lease is executed.

43.07 Tenant's Right to Cancel Space.. Section 7 of the Addendum to the Lease is hereby amended to delete subsections A . B. and C. therefrom; but Subsection D., evidencing Tenant's 15,000 square toot cancellation option effective December 31, 2007 as to any of the Demised Premises, shall remain in full force and effect, but shall be reduced by 10,580 square feet or 4,683 square feet. as applicable, if the Substitute Space under 43.02A(ii), 43.02B(ii) or 43.02C(iii). terminates on December 31, 2007 and is not renewed. It is the intention of the parties that all Tenant termination options in the Lease are hereby cancelled, except said Subsection D. and except as expressly provided in this Amendment.

43.08 Survival. Tenant's obligations (e.g., rent payments) accruing through the Vacate Date shall survive as to any space deleted from the Demised Premises pursuant to any of the foregoing described Options.

43.09 Relocation Notice and Removal. Upon the occurrence of an Amoco Election, Landlord shall deliver written notice ("notice") to Tenant thereof, which shall state: (i) the leasehold space affected by the Amoco Election; (ii) the leasehold space which Tenant shall vacate ('Vacate Space'); (iii) the Temporary Space; (iv) any change to the Demised Premises; (v) any change to the Rental; and (vi) any change to the term. Upon identification of the Substitute Space, the parties hereto agree to enter into a written amendment to the Liberty Lease to confirm all applicable amendments thereto. Upon receipt of the Notice, Tenant shall have thirty (30) calendar days to vacate ('Vacate Date') the Vacate Space. Tenant acknowledges receipt of notice with regard to floors 12 and 17, and agrees that the Vacate Date therefor is April 15,1995. Tenant shall remove all of its property from the Vacate Space as provided in the Lease."

2. Continued Effect. Except as expressly amended hereby, the Lease shall remain in full force and effect and shall be binding upon, and inure to the benefit of, the parties hereto, their successors and assigns.

3. Governing Law. This First Amendment shall be governed by and construed in accordance with the laws of the State of Oklahoma.

INTERVEST-FIRST PLACE LIMITED PARTNERSHIP

By: FPT Holding Corp., a Nevada corporation, General Partner

By

Dale A. Williams, President

LIBERTY Bank & TRUST
COMPANY' OF TULSA N.A.

By
Printed Name
Title

SECOND AMENDMENT TO REPLACEMENT
INDENTURE. OF LEASE.

This Second Amendment is dated this 31st day of 1995, by and between INTERVEST-FIRST PLACE LIMITED PARTNERSHIP, an Oklahoma limited partnership ("Landlord"), and LIBERTY BANK & TRUST COMPANY OF TULSA, N.A. ("Tenant").

RECITALS

A. Reference is made to the Replacement Indenture of Lease between Landlord and Tenant dated April 7, 1994, as amended by the First Amendment to Replacement Indenture of Lease ("First Amendment") dated March 24, 1994 (as amended, the "Liberty Lease"), pursuant to which Landlord leased to Tenant certain space in the building commonly referred to as the "First Place Tower" and the "Midrise," located in Tulsa, Oklahoma.

B. Pursuant to such First Amendment, Tenant received certain relocation options, in accordance with Section 43.01, et seq., therein. Tenant and Landlord hereby intend to evidence the implementation of Option II. All terms used herein shall have the meanings given in the Liberty Lease, unless expressly defined otherwise herein.

AGREEMENT

For valuable consideration received, the Liberty Lease is amended as set forth below.

1. Relocation Option. Tenant and Landlord hereby agree that Option II under
Section 43.02B of the First Amendment shall control. In connection therewith, Landlord and Tenant agree to the following:

1.1. Floor 8. Floor 8 was deleted from the Demised Premises effective May 31, 1995.

1.2. Floor 12. Floor 12 has been affected as follows: (i) 4,683 square feet was deleted therefrom effective April 15, 1995; (ii) the Substitute Space means Suite 2640, and the agreed square footage therefor is 4,649 and rent will be based upon such square footage; (iii) the site plan for such Suite 2640 is attached hereto as Schedule "1.2 (iii)", which site plan shall be substituted for "Exhibit B Page 13 of 24" of the Liberty Lease; and (iv) the termination date for the Substitute Space is December 31, 2007. In the event Landlord receives an acceptable bona fide third party offer to lease Suite 2640, then such space shall be deleted from the Demised Premises effective upon the date the New Lease is executed.

1.3. Floor 17. Floor 17 has been affected as follows: (i) such floor was deleted from the Demised Premises effective April 15, 1995.

1.4 Floor 18. Floor 18 has been affected as follows; (i) the Substitute Space means Suite 2021, and the agreed square footage therefor is 10,165 and rent will be based upon such square footage; (ii) the site plan for such Suite 2021 is attached hereto as Schedule "1.4 (ii)", which site plan shall be substituted for "Exhibit B Page 23 of 24" of the Liberty Lease; and (iv) the termination date for the Substitute Space is December 31, 2002. In the event Landlord receives an acceptable bona fide third party offer to lease Suite 2021, then such space shall be deleted from the Demised Premises effective upon the date the New Lease is executed.

2. Tenant's Right to Cancel Space. Section 7 of the Addendum to the Liberty Lease granted Tenant certain leasehold space cancellation rights, and pursuant to the First Amendment, all sections thereof were deleted, except for section
D. Such Section 7, including subsection D thereof are hereby further clarified and amended to evidence the replacement thereof with the following:

"7. Tenant's Right To Terminate Certain Space. Effective December 31, 2007, Tenant shall have the option to terminate its occupancy of the Demised Premises up to 10,351 square feet, without restriction as to location.

No Termination Rights. Notwithstanding anything to the contrary in the Liberty Lease or elsewhere, Tenant acknowledges and agrees that no other such termination rights exist or are effective.

In the event Tenant elects to exercise its option to terminate, as above provided, then: (i) Annual Base Rent; and (ii) Lease Exhibit B shall be adjusted to reflect such terminations. Tenant shall exercise its option by giving Landlord one hundred eighty (180) days or more written notice prior to the effective date above stated. Landlord shall have the right to show the space to prospective replacement tenants upon receipt of Tenant's notice.

3. Notice. Tenant and Landlord agree that this Amendment will suffice for the Notice provisions in Section 43.09 of the First Amendment.

(the remainder of this page intentionally left blank)

4. No Change. Except as expressly modified and amended hereby, the Lease Agreement shall remain unchanged and in full force and effect.


By

FPT Holding Corp., a corporation, general partner

By
Dale A. Williams, President

LIBERTY BANK & TRUST COMPANY
OF TULSA, N.A.

STATE OF OKLAHOMA )
                  ) SS.
COUNTY OF TULSA   )

Before me, the undersigned, a Notary Public in and for said County and State on this 5th day of September, 1995, personally appeared DALE A. WILLLIAMS, to me known to be the identical person who subscribed the name of the maker thereof to the foregoing instrument as its President and acknowledged to me that he executed the same as his free and voluntary act and deed and as the free and voluntary act and deed of such Corporation, for the uses and purposes therein set forth.

Witness my hand and seal the day and year last above set forth.

My Commission Expires:

STATE OF OKLAHOMA )
                  ) SS.
COUNTY OF TULSA

Notary Public

Before me the undersigned, a Notary Public in and for said County and State on this 31st day of August, 1995, personally appeared Debra G. Masters, to me known to be the identical person who subscribed the name of the maker thereof to the forgoing instrument as it's Senior Vice President and acknowledged to me that she executed the same as the free and voluntary act and deed of such Corporation, for the uses and purposes therein set forth.

Witness my hand and seal the day and year last above set forth.

My Commission Expires:

9-18-95



EXHIBIT 10.6


                            LIBERTY BANCORP, INC.
                   SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

     This Liberty Bancorp, Inc. Supplemental Executive Retirement Plan ("Plan") is adopted by Liberty Bancorp, Inc. ("Company") for the benefit of certain of-ficers, key management and highly compensated employees to be effective January 20, 1993 and as amended and restated effective July 19, 1995 pursuant to the amendments approved by the Board of Directors of the Company on such date. The Plan is intended to protect and retain certain qualified employees and to re-ward those qualified employees for loyal service to the Company by providing for supplemental retirement benefits in addition to the benefits provided to those employees under the qualified retirement plan maintained by the Company. The Plan is intended to be an unfunded nonqualified deferred compensation ar-rangement for a select group of management or highly compensated employees.

ARTICLE I

DEFINITIONS

1.1 Account Balances means all of the Participant's individual account bal-ances under the Retirement Plan (including rollover accounts from prior plans) except (i) amounts or accounts representing Participant deductible or nonde-ductible voluntary contributions, other than 401(k) elective deferrals, (together with any earnings derived thereon) which are not considered for pur-poses of calculating any employer matching contribution under the Retirement Plan.

1.2 Accrued Projected Benefit means the Projected Benefit multiplied by a fraction, not greater than one (1), the numerator of which is the Participant's years of Participation Service and the denominator of which is the aggregate number of years of Participation Service the Participant would have if such Participant is employed by the Company to Participant's Normal Retirement Date.

1.3 Actuarial Equivalence means a form of benefit differing in time, pe-riod, or manner of payment from the benefit provided under the Plan but having the same value when computed by assuming a life expectancy from Normal Retire-ment Date to age 83 and an interest and discount rate of six percent (6%).

1.4     Annual Earnings means:

 (a) in the case of Termination of Service on or after a Participant's Nor-mal Retirement Date, the greater of (i) the Participant's Earnings for the twelve months immediately preceding Participant's Normal Retirement Date or
(ii) the Participant's Earnings for the 36 months immediately preceding Par-ticipant's Normal Retirement Date divided by three (3); or

 (b) in the case of Termination of Service before Participant's Normal Re-tirement Date, an amount equal to Participant's projected Annual Earnings for the twelve months preceding Normal Retirement Date computed by assuming that Participant's Earnings for the twelve months immediately preceding actual Ter-mination of Service increase at the rate of 5% per year until Normal Retirement Date.

1.5     Board means the Board of Directors of the Company.

1.6     Change in Control means:

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

1.7 Company means Liberty Bancorp, Inc., an Oklahoma corporation, and any successor corporation.

1.8 Compensation Committee means the Human Resources and Compensation Com-mittee of the Board. Any function exercisable by such Committee may also be exercised by the Board or such other committee as the Board designates.

1.9 Disability Date means the date a Participant commences benefits under the Company's long-term disability insurance plan as in effect from time to time. If the Company has no long-term disability plan in effect, a Partici-pant's Disability Date shall be the first day of the seventh month following the date the Participant is determined to be disabled pursuant to the provi-sions of the Retirement Plan.

1.10 Earnings means the total cash compensation paid to the Participant by the Company or any subsidiary and shall not include any non-cash amounts (including amounts attributable to stock options) which are required to be in-cluded in compensation. Earnings shall not be reduced by amounts excluded from gross income pursuant to any provisions of the Internal Revenue Code of 1986, as amended ("Code") which permit a Participant to elect to contribute or defer earnings in connection with any employee benefit plan maintained by the Company or any subsidiary.

1.11 Normal Retirement Date means the first day of the month following the Participant's birthday set forth in Section 1.12.

1.12 Participant means the executive officers of the Company set forth be-low, along with their respective Normal Retirement Date for purposes of this
Plan:


                                     Normal
Name                             Retirement Date

Charles E. Nelson                      62
Willis H. Thompson, Jr.                65
Kenneth R. Brown                       65
William M. Bell                        65
Mischa Gorkuscha                       65
Jeff Pickryl                           65
Stephen Plunk                          65
Douglas L. Ruhl                        65
Any other executive may be designated as a Participant as provided in Article
II. A Participant shall also include a retired or terminated Participant who continues to be entitled to benefits under this Plan after Participant's Termi-nation of Service.

1.13 Participation Service means full-time employment commencing at the date of first employment with the Company or any of its subsidiaries, provided, employment after a Participant's Normal Retirement Date shall be disregarded. The number of years of Participation Service shall be the Participant's com-pleted months of employment, divided by 12, counting each twelve months as one year and each additional full month as one-twelfth of a year.

1.14 Plan means this Liberty Bancorp, Inc. Supplemental Executive Retire-ment Plan and amendments thereto.

1.15 Projected Benefit means the lump sum Actuarial Equivalence of the right to receive at Normal Retirement Date sixty percent (60%) (except in the case of Mr. Thompson in whose case the percentage shall be 45%) of the Partici-pant's Annual Earnings payable over the Participant's life based on the mortal-ity assumption used to calculate Actuarial Equivalence.

1.16 Qualifying Election means an election for time of payment of benefits hereunder in the form attached hereto as Exhibit A provided such election is received by the Company at least one year prior to the payment date for payment of benefits hereunder set forth in Section 2.2. A Participant may change any election previously submitted to the Company at any time. If the Participant's latest election form is received within one year of the payment date, any in-stallment payment election therein shall be disregarded and the benefits pay-able hereunder shall be paid in a single lump sum.

1.17 Retirement Plan means the Liberty Bancorp, Inc. Profit Sharing, Salary Deferral and Employee Stock Ownership Plan, as amended from time to time.

1.18 Termination of Service means the first day of the month next following the termination of a Participant's employment whether by voluntary or involun-tary separation, retirement, disability or death; provided, if a Participant continues in active employment through Participant's 70th birthday, such Par-ticipant shall be deemed to retire on Participant's 70th birthday.

1.19 Trust means the trust established by the Company and maintained for the benefit of the Participants, a copy of which is attached hereto as Exhibit B.
1.20 Trust Accumulation Account means the account established and main-tained for a Participant under the Trust.

1.21 Unforeseeable Emergency means an unanticipated emergency caused by an event beyond the control of a Participant and that results in severe financial hardship.


                                   ARTICLE II

                          DESIGNATION OF PARTICIPANTS
                          AND ELIGIBILITY FOR BENEFITS


2.1 Designation of Participants. The Participants shall be those executive officers or key employees of the Company designated in Section 1.12 and any other executive officers or key employees designated by the Board or Compensa-tion Committee from time to time as Participants in the Plan; provided no em-ployee shall be designated as a Participant if such employee is not within a "select group of management" or a "highly compensated employee" as such terms are defined at Section 201(2) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). In order to be eligible for benefits under this Plan, a Participant must participate in the Retirement Plan and make 401(k) elective deferrals at the maximum level which is eligible for employer matching contributions thereunder. If a Participant fails to so participate in the Re-tirement Plan, all benefits payable under this Plan shall be forfeited unless the Compensation Committee otherwise determines in its sole discretion.

2.2 Eligibility for Benefits. Vested benefits under this Plan shall be payable to Participant upon:

(a) a Participant's Termination of Service other than by disability or death;

(b) a Participant's Disability Date which occurs before Participant's Nor-mal Retirement Date and while actively employed by the Company;

(c) a Participant's death before Normal Retirement Date and while actively employed by the Company.


                                  ARTICLE III

                                   BENEFITS

3.1 Benefit. Each Participant's benefit under this Plan shall be an amount equal to the greater of:

(a) the sum of (i) the vested percentage of the Participant's Trust Accumu-lation Account, and (ii) the total of all such Participant's Account Balances to which he is entitled under the Retirement Plan as of the valuation date im-mediately following such Participant's Termination of Service; or

(b) an amount equal to the vested percentage of the Actuarial Equivalence of the Participant's Accrued Projected Benefit as of such Participant's Termi-nation of Service less the total of all such Participant's Account Balances to which he is entitled under the Retirement Plan as of the valuation date immedi-ately following such Participant's Termination of Service.

3.2 Vested Percentage. A Participant's vested benefit shall be determined in accordance with the following schedule:

Years of Participation Service
  Since Inception of Plan on
       January 20, 1993            Vested Percentage

         Less than 1                        0%
    1 but less than 2                      20%
    2 but less than 3                      40%
    3 but less than 4                      60%
    4 but less than 5                      80%
    5 or more                             100%

A Participant shall also become fully vested in Participant's benefit upon Par-ticipant's death, disability, or on a Change in Control.

3.3 Company Contributions. The Company shall contribute to the Trust for each Participant each calendar year an amount equal to (a) plus (b) where:

(a) is equal to 7% of the Participant's Earnings for such year reduced by the amount allocated to such Participant's Retirement Plan account as a profit sharing contribution under the Retirement Plan as of the end of such Plan Year, and

(b) is equal to the amount actuarially calculated to fund, in substantially equal payments, the excess of the lump sum Actuarial Equivalence of the Par-ticipant's Projected Benefit over the sum of the anticipated value of the Par-ticipant's Trust Accumulation Account and the anticipated value of the Partici-pant's total Retirement Plan Account Balances at the Participant's Normal Re-tirement Date; provided, however, in the event of a Change in Control, the Com-pany shall within 90 days thereafter contribute and annually thereafter con-tribute an amount for each Participant equal to the Participant's Accrued Pro-jected Benefit as if such Participant's Termination of Service occurred as of the date of any Change in Control or on each December 31 thereafter.

Computation of anticipated values shall be made by assuming the same interest rate as is used to determine Actuarial Equivalence, maximum Participant contri-butions and matching contributions, and an additional allocation of 1.5% of the Participant's compensation as a profit sharing contribution under the Retire-ment Plan.

Annual contributions to the Trust shall be made as soon as administratively feasible after the end of each calendar year, but in any event prior to March 31st.

3.4 Trust Assets. Except as provided in Section 4.3, all Company contribu-tions shall be held by the Trustee as a single investment fund. However, the Trustee shall maintain separate Trust Accumulation Accounts for the benefit of each Participant which shall be credited with the Company contributions allo-cated to each such Participant and the earnings attributable thereto. Except as provided in Section 4.3, each Participant's Trust Accumulation Account shall be each allocated its pro rata share of all earnings, interest, gain and losses as of the last day of each calendar year. It is expressly acknowledged that the assets of the Trust are and will remain subject to the creditors of the Company as set forth in the Trust Agreement.


                                  ARTICLE IV

                         PAYMENT OF RETIREMENT BENEFITS

4.1 Payment of Benefit. Payment of benefits shall be made as each Partici-pant shall elect either (i) in the form of a lump sum payment as soon as admin-istratively feasible following the applicable date set forth at Section 2.2 or
(ii) in installments if so elected by the Participant in a Qualifying Election by completion of the election form attached hereto as Exhibit A. If a Partici-pant properly elects installment payments, the amount of the lump sum benefit shall be contributed by the Company to the Participant's Trust Accumulation Ac-count (to the extent the balance in such account is not sufficient to equal the lump sum benefit) and the actual benefit thereafter payable to the Participant shall be adjusted for the individual investment results of the Participant's Trust Accumulation Account. All payments of benefits shall be reduced by the amount of applicable federal, state and local withholding taxes and FICA and FUTA taxes.

4.2 Survivor Benefit. If a Participant is entitled to a benefit under the Plan and such Participant dies prior to full payment of such benefit, payment of all remaining benefit shall be made in a lump sum to the personal represen-tative of the Participant's estate.

4.3 Investment Returns. For any Participant who properly elects an in-stallment payment of benefits pursuant to Section 4.1(ii), all investment gains and losses (exclusive of any income taxes thereon which shall be borne by the Company) will be allocated separately to such Participant's Trust Accumulation Account based on the investment performance of such account. The Company shall cause the Trustee to make available to such Participant certain diversified in-vestments of the type and nature generally made available by the Trustee for retirement plans for which it serves as trustee or investment advisor and the Participant shall be entitled to designate from time to time which of such in-vestments in which the Trust Accumulation Account for such Participant is to be invested. Once made, such investment options may be changed by Participant, but not more frequently than quarterly. Neither the Company, the Board of Di-rectors of the Company nor the Trustee shall be liable for any performance or lack of performance of any investment option in the Trust Accumulation Account selected by such Participant.

4.4 Payment of Installment Benefit. Any installment payments from the Trust Accumulation Account shall be paid in the form of a series of annual in-stallment distributions over the period of years (not to exceed 10 years) elected by the Participant in a Qualifying Election with the payment commencing on July 1 of each year commencing the July 1 next following the Participant's Termination of Service. The payments shall be based upon the Trust Accumula-tion Account balance as of the date of distribution and shall be an increasing fractional share of such balance with the initial fraction being one divided by the number of years elected for installment payments by the Participant and in-creasing each year thereafter by reducing the denominator by one. For example, if the Participant elects installment payments over a period of ten (10) years, the initial payment shall be equal to 1/10th of the Trust Accumulation Account balance, the next annual payment shall be equal to 1/9th of the then Trust Ac-cumulation Account balance and so forth. The investment return on the Trust Accumulation Account will continue to be credited to the Trust Accumulation Ac-count as provided herein until the entire Trust Accumulation Account balance has been paid out.

4.5 Emergency Distribution. A Participant receiving benefits in install-ments may request that the Trustee of the Trust make an additional distribution or distributions to such Participant as a result of an Unforeseeable Emergency, which, if approved as provided below, shall be made by the Trustee to the re-questing Participant. Such distributions may be approved by the Trustee if the Trustee determines, after reviewing such information as the requesting Partici-pant submits, that an Unforeseeable Emergency has occurred. The amount of any distribution shall be limited to the amount necessary to meet the Unforeseeable Emergency.

                                   ARTICLE V

                                 MISCELLANEOUS

5.1 Amendment and Termination. The Board may at any time, or from time to time, amend this Plan in any respect or terminate this Plan without restriction and without consent of any Participant or beneficiary; provided, any such amendment or termination shall not impair or adversely affect the right of any Participant or any beneficiary of any deceased Participant to receive benefits vested hereunder prior to such amendment or termination without the consent of such Participant or such beneficiary. Any amendment or termination of the Plan which would reduce the amount of benefit payable to a Participant if such Par-ticipant's Termination of Service occurred immediately following such amendment or termination will be deemed to impair or adversely affect the right to re-ceive benefits vested hereunder. No beneficiary of a Participant shall have any right to benefits under this Plan or any other interest before the death of such Participant.

5.2 Plan Administration. The administration of this Plan shall be the re-sponsibility of the Compensation Committee which is hereby authorized, in its discretion, to delegate said responsibilities to an administrator or adminis-trative committee.
5.3 No Guarantee of Employment. Nothing contained herein shall be con-strued as a contract of employment or give any Participant the right to be re-tained in the employ of the Company or any subsidiary, or to interfere with the rights of any such employer to discharge any individual at any time, with or without cause.

5.4 Alienation of Benefits. No benefit payable under the Plan may be as-signed, pledged, mortgaged or hypothecated. Except as required by applicable law, no such benefit shall be subject to legal process or attachment for the payment of any claims of a creditor of a Participant or beneficiary.

5.5 Payment to Representatives. If any individual entitled to receive any benefits is determined by the Compensation Committee or is adjudicated by a court of competent jurisdiction to be legally incapable of giving valid receipt and discharge for such benefits, such benefit shall be paid to the duly ap-pointed and acting guardian, if any, and if no such guardian is appointed and acting, to such persons as the Compensation Committee may designate. Such pay-ment shall, to the extent made, be deemed a complete discharge for such pay-ments under this Plan.

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

5.9 Resolution of Disputes. Any dispute between a Participant and the Com-pany, or any successor, shall be first submitted to mediation under the Commer-cial Mediation Rules of the American Arbitration Association, which may be ini-tiated by a written request by Participant or Company. If such dispute is not resolved within sixty (60) days of the written request for mediation, it shall be submitted to arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association and judgment upon the award rendered by the arbitrator may be entered in any court having jurisdiction thereof. In connection with such mediation and arbitration, the following rules shall ap-ply:

 (i) Any mediation or arbitration shall be held in the city in which the Participant resides at the time of submission to mediation;

(ii) Any mediation or arbitration shall be conducted by a single person who shall serve as both mediator and arbitrator;

(iii) The costs of any mediation and arbitration shall be borne by the Com-pany.


                              LIBERTY BANCORP, INC.
                     SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN
                      AMENDED AND RESTATED TRUST AGREEMENT


This Amended and Restated Trust Agreement ("Trust Agreement") is made effective this 19th day of July, 1995 by and between Liberty Bancorp, Inc. ("Company") and Liberty Bank and Trust Company of Oklahoma City, National Association ("Trustee") for purposes of amending and restating the Trust Agreement dated effective January 20, 1993;

WHEREAS, the Company has adopted the Liberty Bancorp, Inc. Supplemental Execu-tive Retirement Plan ("Plan") which is intended to be a nonqualified deferred compensation plan as described in Section 201(2) of the Employee Retirement In-come Security Act of 1974 as amended, ("ERISA").

WHEREAS, Company has incurred or expects to incur liability under the terms of such Plan with respect to the individuals participating in such Plan or their beneficiaries ("Participant");

WHEREAS, Company has established a trust ("Trust") and has contributed to the Trust assets that shall be held therein, subject to the claims of Company's creditors in the event of Company's Insolvency, as herein defined, until paid to Participants in such manner and at such times as specified in the Plan;

WHEREAS, it is the intention of the parties that this Trust shall constitute an unfunded arrangement and shall not affect the status of the Plan as an unfunded plan maintained for the purpose of providing deferred compensation for a select group of management or highly compensated employees for purposes of Title I of ERISA;

WHEREAS, it is the intention of Company to continue to make contributions to the Trust to provide itself with a source of funds to assist it in the meeting of its liabilities under the Plan;

WHEREAS, the Plan as originally adopted in 1993 has been amended effective July 19, 1995 and it is desirable to amend the terms of the Trust and this Agreement to conform to the terms of the amended Plan.

NOW THEREFORE, the parties do hereby amend and restate the terms of the Trust and agree that the Trust shall be comprised, held and disposed of as follows:

                                   ARTICLE I

                             CONTINUATION OF TRUST

 1.1 Deposits. The Trust established by the Trust Agreement dated effec-tive January 20, 1993 is hereby continued, amended and restated. The principal of the Trust shall be held, administered and disposed of by Trustee as provided in this Trust Agreement.

 1.2     Irrevocable Trust.  The Trust hereby established shall be irrevocable.

 1.3 Grantor Trust. The Trust is intended to be a grantor trust, of which Company is the grantor, within the meaning of subpart E, part I, subchapter J, chapter 1, subtitle A of the Internal Revenue Code of 1986, as amended ("Code"), and shall be construed accordingly.

 1.4 Claims Against Trust. The principal of the Trust and any earnings thereon shall be held separate and apart from other funds of Company and shall be used exclusively for the uses and purposes of Participants and general creditors as herein set forth. Participants shall have no preferred claim on, or any beneficial ownership interest in, any assets of the Trust. Any rights created under the Plan and this Trust Agreement shall be mere unsecured con-tractual rights of Participants against Company. Any assets held by the Trust shall be subject to the claims of Company's general creditors under federal and state law in the event of Insolvency, as defined in Section 3.1.

 1.5 Additional Deposits. Company shall make additional deposits of cash in trust with Trustee as required by the Plan to be held, administered and dis-posed of by Trustee as provided in the Plan and this Trust Agreement.

                                   ARTICLE II

                 PAYMENTS TO PLAN PARTICIPANTS AND BENEFICIARIES

 2.1     Payment Schedule.  Upon Termination of Service (as defined in the
Plan) of a Participant, Company shall deliver to Trustee a schedule ("Payment Schedule") that indicates the lump sum amount payable in respect of such Par-ticipant and the installment period, if any, over which such Participant has properly elected payment of his benefit. If the Participant is entitled to payment of a lump sum benefit, the Payment Schedule shall contain a direction to the Trustee to pay any benefit as required by the Plan. If the Participant has properly elected installment payments, the Payment Schedule shall set forth the amount, if any, required to be contributed by the Company to the Trust Ac-cumulation Account of such Participant and shall be accompanied by such contri-bution. The Trustee may rely without further inquiry on the accuracy of the Payment Schedule provided by the Company. The Trustee shall make provision for the reporting and withholding of any federal, state or local taxes that may be required to be withheld with respect to the payment of benefits pursuant to the terms of the Plan and shall pay amounts withheld to the appropriate taxing authorities or determine that such amounts have been reported, withheld and paid by Company.

 2.2 Entitlement to Benefits. The entitlement of a Participant to benefits under the Plan shall be determined by Company or such party as it shall desig-nate under the Plan, and any claim for such benefits shall be considered and reviewed under the procedures set out in the Plan.

 2.3 Payment of Benefits. Company may make payment of benefits directly to Participants as they become due under the terms of the Plan. Company shall no-tify Trustee of its decision to make payment of benefits directly prior to the time amounts are payable to Participants. In addition, if the principal of the Trust, and any earnings thereon, are not sufficient to make payments of bene-fits in accordance with the terms of the Plan, Company shall make the balance of each such payment as it falls due. Trustee shall notify Company where prin-cipal and earnings are not sufficient.

2.4 Payment of Installment Benefit. Any installment payments from the Trust Accumulation Account shall be paid in the form of a series of annual in-stallment distributions over the period of years (not to exceed 10 years) elected by the Participant with the payment commencing on July 1 of each year commencing the July 1 next following the Participant's Termination of Service. The payments shall be based upon the Trust Accumulation Account balance as of the date of distribution and shall be an increasing fractional share of such balance with the initial fraction being one divided by the number of years elected for installment payments by the Participant and increasing each year thereafter by reducing the denominator by one. For example, if the Participant elects installment payments over a period of ten (10) years, the initial pay-ment shall be equal to 1/10th of the Trust Accumulation Account balance, the next annual payment shall be equal to 1/9th of the then Trust Accumulation Ac-count balance and so forth. The investment return on the Trust Accumulation Account will continue to be credited to the Trust Accumulation Account as pro-vided herein until the entire Trust Accumulation Account balance has been paid out.
2.5 Emergency Distribution. A Participant receiving benefits in install-ments may request that the Trustee of the Trust make an additional distribution or distributions to such Participant as a result of an Unforeseen Emergency (as defined below), which, if approved as provided below, shall be made by the Trustee to the requesting Participant. Such distributions may be approved by the Trustee if the Trustee determines, after reviewing such information as the requesting Participant submits, that an Unforeseeable Emergency has occurred. The amount of any distribution shall be limited to the amount necessary to meet the Unforeseeable Emergency. Unforeseeable Emergency means an unanticipated emergency caused by an event beyond the control of a Participant and that re-sults in severe financial hardship.

                                 ARTICLE III

              TRUSTEE'S RESPONSIBILITY UPON COMPANY'S INSOLVENCY

 3.1 Cessation of Payment. Trustee shall cease payment of benefits to Par-ticipants if the Company is Insolvent. Company shall be considered "Insolvent" for purposes of this Trust Agreement if (a) Company is unable to pay its debts as they become due, or (b) Company is subject to a pending proceeding as a debtor under the United States Bankruptcy Code.

 3.2 Assets Subject to Claims. At all times during the continuance of this Trust, the principal and income of the Trust shall be subject to claims of general creditors of Company under federal and state law set forth below.

    3.2.1 Notice of Insolvency. The Board of Directors and the Chief Ex-ecutive Officer of Company shall have the duty to inform Trustee in writing of Company's Insolvency. If a person claiming to be a creditor of Company alleges in writing to Trustee that Company has become Insolvent, Trustee shall deter-mine whether Company is Insolvent and, pending such determination, Trustee shall discontinue payment of benefits to Participants.

    3.2.2 Duty of Inquiry. Unless Trustee has actual knowledge of Com-pany's Insolvency, or has received notice from Company or a person claiming to be a creditor alleging that Company is Insolvent, Trustee shall have no duty to inquire whether Company is Insolvent. Trustee may in all events rely on such evidence concerning Company's solvency as may be furnished to Trustee and that provides Trustee with a reasonable basis for making a determination concerning Company's solvency.
    3.2.3 Discontinuance of Benefits. If at any time Trustee has deter-mined that Company is Insolvent, Trustee shall discontinue payments to Partici-pants and shall hold the assets of the Trust for the benefit of Company's gen-eral creditors. Nothing in this Trust Agreement shall in any way diminish any rights of Participants to pursue their rights as general creditors of Company with respect to benefits due under the Plan or otherwise.

    3.2.4 Resumption of Benefits. Trustee shall resume the payment of benefits to Participants in accordance with Article II of this Trust Agreement only after Trustee has determined that Company is not Insolvent or is no longer Insolvent.

 3.3 Continuation of Payments. Provided that there are sufficient assets, if Trustee discontinues the payment of benefits from the Trust pursuant to Sec-tion 3.2 hereof and subsequently resumes such payments, the first payment fol-lowing such discontinuance shall include the aggregate amount of all payments due to Participants under the terms of the Plan for the period of such discon-tinuance, less the aggregate amount of any payments made to Participants by Company in lieu of the payments provided for hereunder during any such period of discontinuance.

                                  ARTICLE IV

                             INVESTMENT AUTHORITY

 4.1 Reversion of Assets. Except as provided in Article III hereof, Com-pany shall have no right or power to direct Trustee to return to Company or to divert to others any of the Trust assets before all payment of benefits have been made to Participants pursuant to the terms of the Plan.

 4.2 Securities. In no event may Trustee invest in securities (including stock or rights to acquire stock) or obligations issued by Company, other than a de minimis amount held in common investment vehicles in which Trustee in-vests. All rights associated with assets of the Trust shall be exercised by Trustee or the person designated by Trustee, and shall in no event be exercis-able by or rest with Participants except as specifically provided herein.

 4.3 Income Accumulation. During the term of this Trust, all income re-ceived by the Trust, net of expenses and taxes, shall be accumulated and rein-vested.

 4.4 Accounting. Trustee shall keep accurate and detailed records of all investments, receipts, disbursements, and all other transactions required to be made, including such specific records as shall be agreed upon in writing be-tween Company and Trustee. Within 60 days following the close of each calendar year and within 60 days after the removal or resignation of Trustee, Trustee shall deliver to Company a written account of its administration of the Trust during such year or during the period from the close of the last preceding year to the date of such removal or resignation, setting forth all investments, re-ceipts, disbursements and other transactions effected by it, including a de-scription of all securities and investments purchased and sold with the cost or net proceeds of such purchases or sales (accrued interest paid or receivable being shown separately), and showing all cash, securities and other property held in the Trust at the end of such year or as of the date of such removal or resignation, as the case may be. All accounts, books and records relating to the Trust shall be kept open to inspection and audit at all reasonable times by the Company and Participants insofar as such records relate to such Partici-pant's Trust Accumulation Account.

4.5 Prudent Investor Rule. Except as this Trust otherwise permits or re-quires, the Trustee may invest assets of the Trust in investments permissible under the Oklahoma Uniform Prudent Investor Act, as in effect or amended from time to time.

4.6 Participant Accounts. Except as provided in Section 4.7, all Company contributions shall be held by the Trustee as a single investment fund. How-ever, the Trustee shall maintain separate Trust Accumulation Accounts for the benefit of each Participant which shall be credited with the Company contribu-tions allocated to each such Participant and the earnings attributable thereto. Except as provided in Section 4.7, each Participant's Trust Accumulation Ac-count shall be each allocated its prorata share of all earnings, interest, gains and losses as of the last day of each calendar year.

4.7 Individual Investment Direction. For any Participant who elects an in-stallment payment of benefits pursuant to the Plan and as provided in Section
2.4 hereof, all investment gains and losses (exclusive of any income taxes thereon which shall be borne by the Company) will be allocated separately to such Participant's Trust Accumulation Account based on the investment perform-ance of such account. The Trustee will make available to such Participant cer-tain diversified investments of the type and nature generally made available by the Trustee for retirement plans for which it serves as trustee or investment advisor and the Participant shall be entitled to designate from time to time which of such investments in which the Trust Accumulation Account for such Par-ticipant is to be invested. Once made, such investment options may be changed by Participant but not more frequently than quarterly. Neither the Company, the Board of Directors of the Company nor the Trustee shall be liable for any performance or lack of performance of any investment option in the Trust Accu-mulation Account selected by such Participant.

                                  ARTICLE V

                         RESPONSIBILITY OF TRUSTEE

 5.1 Fiduciary Standard. Trustee shall act with the care, skill, prudence and diligence under the circumstances then prevailing that a prudent person acting in like capacity and familiar with such matters would use in the conduct of an enterprise of a like character and with like aims, provided, however, that Trustee shall incur no liability to any person for any action taken pursu-ant to a direction, request or approval given by Company or a Participant which is contemplated by, and in conformity with, the terms of the Plan or this Trust and is given in writing by Company or Participant. In the event of a dispute between Company and a Participant, Trustee may apply to a court of competent jurisdiction to resolve the dispute.

 5.2 Indemnification. If Trustee undertakes or defends any litigation arising in connection with this Trust, Company agrees to indemnify Trustee against Trustee's costs, expenses and liabilities (including, without limita-tion, attorneys' fees and expenses) relating thereto and to be liable for such payments.

 5.3 Consultation. Trustee may consult with legal counsel (who may also be counsel for Company generally) with respect to any of its duties or obligations hereunder.

 5.4 Hiring of Professionals. Trustee may hire agents, accountants, actu-aries, investment advisors, financial consultants or other professionals to as-sist it in performing any of its duties or obligations hereunder.

 5.5 Powers. Trustee shall have, without exclusion, all powers conferred on Trustees by applicable law, unless expressly provided otherwise herein, pro-vided, however, that if an insurance policy is held as an asset of the Trust, Trustee shall have no power to name a beneficiary of the policy other than the Trust, to assign the policy (as distinct from conversion of the policy to a different form) other than to a successor Trustee, or to loan to any person the proceeds of any borrowing against such policy.

 5.6 Other Business. Notwithstanding any powers granted to Trustee pursu-ant to this Trust Agreement or applicable law, Trustee shall not have any power that could give this Trust the objective of carrying on a business and divid-ing the gains therefrom, within the meaning of Section 301.7701-2 of the Proce-dure and Administrative Regulations promulgated pursuant to the Code.

 5.7 Fees and Expenses. Company shall pay all administrative and Trustee's fees and expenses.

                                  ARTICLE VI

                RESIGNATION, REMOVAL AND SUCCESSION OF TRUSTEE

 6.1 Resignation. Trustee may resign at any time by written notice to Com-pany, which shall be effective 30 days after receipt of such notice unless Com-pany and Trustee agree otherwise.

 6.2 Removal. Trustee may be removed by Company on 30 days notice or upon shorter notice accepted by Trustee.

 6.3 Appointment of Successor by Company. If Trustee resigns or is removed in accordance with Section 6.1 or 6.2 hereof, Company may appoint any corpora-tion that may be granted corporate trustee powers under state the laws of the state of Oklahoma, as a successor to replace Trustee upon resignation or re-moval. The appointment shall be effective when accepted in writing by the new Trustee, who shall have all of the rights and powers of the former Trustee, in-cluding ownership rights in the Trust assets. The former Trustee shall execute any instrument necessary or reasonably requested by Company or the successor Trustee to evidence the transfer.

 6.4 Change of Control. Upon a Change of Control, as defined herein, Trus-tee shall resign and select a successor Trustee in accordance with this Section 6.4, and any subsequent selection of a successor Trustee resulting from any resignation or removal of such successor Trustee shall be governed by this Sec-tion 6.4. Trustee shall select a corporation that may be granted corporate trust powers under the laws of the state of Oklahoma as successor Trustee, pro-vided, however, that any such successor Trustee shall not be an affiliate (as defined in the Securities Exchange Act of 1934) of the Company or any person in control of the Company after any Change in Control. The appointment of a suc-cessor Trustee shall be effective when accepted in writing by the new Trustee. The new Trustee shall have all the rights and powers of the former Trustee, in-cluding ownership rights in Trust assets. The former Trustee shall execute any instrument necessary or reasonably requested by the successor Trustee to evi-dence the transfer.

 6.5 Court Appointed Trustee. If Trustee resigns or is removed, a succes-sor shall be appointed, in accordance with Sections 6.3 or 6.4 hereof, by the effective date of resignation or removal. If no such appointment has been made, Trustee may apply to a court of competent jurisdiction for appointment of a successor or for instructions. All expenses of Trustee in connection with the proceeding shall be allowed as administrative expenses of the Trust.

 6.6 Indemnification of Successor Trustee. The successor Trustee need not examine the records and acts of any prior Trustee and may retain or dispose of existing Trust assets. The successor Trustee shall not be responsible for and Company shall indemnify and defend the successor Trustee from any claim or li-ability resulting from any action or inaction of any prior Trustee or from any other past event, or any condition existing at the time it becomes successor Trustee.

                                  ARTICLE VII

                           AMENDMENT OR TERMINATION

 7.1 Amendment. This Trust Agreement may be amended by a written instru-ment executed by Trustee and Company. Notwithstanding the foregoing, no such amendment shall conflict with the terms of the Plan or shall make the Trust revocable.

 7.2 Termination. The Trust shall not terminate until the date on which Participants are no longer entitled to benefits pursuant to the terms of the Plan. Upon termination of the Trust any assets remaining in the Trust shall be returned to Company.

 7.3 Termination with Approval of Participants. Upon written approval any Participant entitled to payment of benefits pursuant to the terms of the Plan, Company may terminate this Trust as to such Participant prior to the time all benefit payments under the Plan have been made. All assets in the Trust held for the benefit of such Participant at termination shall be returned to Com-pany.


                                  ARTICLE VIII

                                 MISCELLANEOUS

 8.1 Severability. Any provision of this Trust Agreement prohibited by law shall be ineffective to the extent of any such prohibition, without invalidat-ing the remaining provisions hereof.

 8.2 Assignment of Benefits. Benefits payable to Participants under this Trust Agreement may not be anticipated, assigned, either at law or in equity, alienated, pledged, encumbered or subjected to attachment, garnishment, levy, execution or other legal or equitable process.

 8.3 Governing Law. This Trust Agreement shall be governed by and con-strued in accordance with the laws of Oklahoma.

 8.4 Change of Control. For purposes of this Trust, Change of Control shall mean:

 (i) the date any entity or person, including a group as defined in Section 13(d)(iii) of the Securities Exchange Act of 1934 shall become the beneficial owner of, or shall have obtained voting control over, 25 percent or more of the outstanding common shares of the Company;

(ii) the date the shareholders of the Company approve a definitive agree-ment (a) to merge or consolidate the Company with or into another corporation, in which the Company is not the continuing or surviving corporation or pursuant to which any common shares of the Company would be converted into cash, securi-ties or other property of another corporation, other than a merger of the Com-pany in which holders of common shares immediately prior to the merger have the same proportionate interest of common stock of the surviving corporation imme-diately after the merger as immediately before, or (b) to sell or otherwise dispose of substantially all of the assets of the Company; or

(iii) the date there shall have been change in a majority of the Board of the Company within a 12 month period unless the nomination of each new director was approved by the vote of two-thirds (2/3) of directors then still in office who were in office at the beginning of the 12 month period.

8.5 Effective Date. The effective date of this Amended and Restated Trust Agreement shall be July 19, 1995.


                                   TRUSTEE

                                   LIBERTY BANK AND TRUST COMPANY
                                   OF OKLAHOMA CITY, NATIONAL
                                   ASSOCIATION


                                   By:  ____________________________________
                                   Authorized Officer


                                   COMPANY

                                   LIBERTY BANCORP, INC.


                                   By:  ____________________________________
                                   Authorized Officer

                                   EXHIBIT A

                                       TO

                             LIBERTY BANCORP, INC.
                            SUPPLEMENTAL EXECUTIVE
                                RETIREMENT PLAN

                          PARTICIPANT ELECTION FORM


     The undersigned Participant hereby makes the following elections concern-ing payment of plan benefits.

If benefits are payable on or after Normal Retirement Date, Participant elects:

     _________     Lump Sum Payment

     _________     Installment Payments over a period of _______* years payable in annual installments on July 1 of each year.

If benefits are payable before Normal Retirement Date, Participant elects:

     _________     Lump Sum Payment

     _________     Installment Payments over a period of _______* years payable in annual installments on July 1 of each year.


____________________               _________________________________________
Date                                              Signature of Participant

                                   _________________________________________
                                   Print or Type Name

*     Number of years selected may not exceed 10.

      Received by Liberty Bancorp, Inc. this _____ day of ________________,
1995.

               _____________________________________________
                                 Signature

               _____________________________________________
                             Print or Type Name



                              LIBERTY BANCORP, INC.
                    SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN


                                 EXHIBIT A

                            Eligible Participants


                              Charles E. Nelson
                              W. H. Thompson, Jr.
                              William M. Bell
                              Kenneth R. Brown
                              Mischa Gorkuscha
                              Douglas L. Ruhl
                              Stephen Plunk
                              W. Jeffrey Pickryl


EXHIBIT 10.7


                              LIBERTY BANCORP, INC.
                               SEVERANCE AGREEMENT



     This Severance Agreement (Agreement") is made and entered into effective the 19th day of July between _________________________("Participant") and Lib-erty Bancorp, Inc. (the "Company") pursuant to the terms of the Company's Sev-erance Compensation Plan, as amended through July 19, 1995 (the "Plan") for the purpose of confirming the benefits which have been available to the Par-ticipant under the Plan.

In consideration of the premises, the parties agree as follows:


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

(ii) the effective of (a) any merger or consolidation of the Company with or into another corporation, in which the Company is not the continuing or sur-viving corporation or pursuant to which any common shares of the Company would be converted into cash, securities or other property of another corporation, other than a merger of the Company in which holders of common shares immedi-ately prior to the merger have the same proportionate interest of common stock of the surviving corporation immediately after the merger as immediately be-fore, or (b) any sale or other disposition of substantially all of the assets of the Company; or

(iii) the date there shall have been change in a majority of the Board of the Company within a 12 month period unless the nomination of each new director was approved by the vote of two-thirds (2/3) of directors then still in office who were in office at the beginning of the 12 month period.

1.4     Code means the Internal Revenue Code of 1986, as amended.

1.5 Company means Liberty Bancorp, Inc., an Oklahoma corporation, and any successor corporation.

1.6 Compensation Committee means the Human Resources and Compensation Com-mittee of the Board. Any function exercisable by such Committee may also be exercised by the Board or such other committee as the Board may designate.

1.7 Earnings means all of the compensation paid to the Participant by the Company or any subsidiary, including, but not limited to, salary and bonuses paid under the Management Incentive Bonus Plan and any other bonus plan (including any amounts thereunder paid in the form of restricted stock), but shall not include any other non-cash amounts (including amounts attributable to stock options) which are required to be included in compensation. Earnings shall not be reduced by amounts excluded from gross income under Sections 125, 402(a)(8) or 402(h) or limited as provided under Section 401(a)(17) of the In-ternal Revenue Code of 1986, as amended ("Code").

1.8 Effective Date means January 20, 1993, the date of the approval of the Plan by the Board.

1.9 Good Reason shall mean (i) a reduction in Participant's base salary in effect immediately prior to a Change in Control or as increased thereafter;
(ii) the assignment of Participant without Participant's consent, to a location other than Oklahoma City or Tulsa, Oklahoma; (iii) the failure by the Company or its successor to maintain Participant in a position of comparable authority and responsibility with the Company or its successor or affiliates; or (iv) a material reduction in the level of incentive compensation or benefits of a Par-ticipant from those in effect immediately prior to a Change in Control except such reductions as are applicable to all employees or key executives generally and which do not have a disproportionate effect on Participant.

1.10 Participant means the executive officer of the Company or its subsidi-aries selected for participation in the Plan by the Board or Compensation Com-mittee and who is a party to this Agreement.

1.11 Plan means the Liberty Bancorp, Inc. Severance Compensation Plan and amendments thereto.

1.12 Qualifying Termination of Service means either (a) a Participant's in-voluntary termination of employment with the Company and its subsidiaries or their successors or (b) a Participant's voluntary termination of employment with the Company and its subsidiaries for Good Reason, in either case within two (2) years following the first Change in Control occurring after the Effec-tive Date, provided such Change in Control occurs within six (6) years follow-ing the Effective Date. Qualifying Termination of Service does not include any change in the Participant's employment status due to disability or death or a Termination for Cause.

1.13 Termination for Cause means a Participant's termination of employment with the Company and its subsidiaries or their successors because of:

(a) the continued failure by the Participant to devote reasonable time and effort to the performance of Participant's duties (other than a failure result-ing from the Participant's incapacity due to physical or mental illness) after written demand for improved performance has been delivered to the employee by the Company which specifically identifies how the Participant has not devoted reasonable time and effort to the performance of Participant's duties; or

(b) the willful engaging by Participant in misconduct which is materially injurious to the Company, monetarily or otherwise; or

(c) the Participant's ineligibility for coverage under the Company's banker's blanket bond policy.

A Termination for Cause shall not include a termination attributable to any of the following unless such acts caused the Participant to be ineligible for cov-erage under the Company's banker's blanket bond policy:
 (i) bad judgment or negligence on the part of the Participant other than habitual negligence; or

(ii) an act or omission believed by the Participant in good faith to have been in or not opposed to the best interests of the Company and reasonably be-lieved by the Participant to be lawful; or

(iii) the good faith conduct of a Participant in connection with a Change in Control (including Participant's opposition to or support of the Change in Control).

                                  ARTICLE II

                                   BENEFITS

2.1 Severance Compensation. Upon the Qualifying Termination of Service of any Participant, the terminated Participant shall be entitled to severance com-pensation equal to two (2) times Participant's Average Annual Earnings, but in no event greater than the amount which would be deductible by the Company under Code Section 280G, after taking into consideration all payments to such Par-ticipant covered by such section, which shall be limited to those payments cal-culated in the manner required under Section 280G a Participant receives or is deemed to receive (i) under this Agreement; (ii) under the Company's 1990 Stock Option Plan, as amended, by reason of the acceleration of any vesting of op-tions granted thereunder; (iii) under the Company's Management Incentive Bonus Plan, as amended, by reason of the acceleration of any vesting of restricted stock awards granted thereunder; or (iv) under any new plan or arrangement im-plemented after September 30, 1995 by the Company which would otherwise be con-sidered a "parachute payment" under Section 280G.

The severance compensation shall be paid to the Participant by the Company in a single, lump sum payment promptly after Participant's Qualifying Termination of Service. Such payment shall be accompanied by a notice specifying the calcula-tion of the payment as well as the amount of any "parachute payments" and the Participant's deduction limit under Section 280G. Such notice shall contain sufficient detail to enable the Participant to challenge the Company's computa-tion of any payment without significant additional information. All payments of severance benefits shall be reduced by the amount of applicable Federal, State and local withholding taxes, and FICA and FUTA taxes.

2.2 Funding of Payments. All compensation due a Participant under this Agreement is unfunded and unsecured and is payable out of general funds of the Company.

2.3 Timing of Payments. If the severance compensation is not paid within thirty (30) days of the Qualifying Termination of Service, there shall be paid in addition to such amount, interest on the amount due at a rate of 5% in ex-cess of the prime rate as published in the Wall Street Journal, Southwest Edi-tion from time to time (or at the highest of such rates if a range is pub-lished) from the date which is thirty (30) days following the Qualifying Termi-nation of Service to the date of payment.

                                 ARTICLE III

                           MISCELLANEOUS PROVISIONS

3.1 No Guarantee of Employment. Nothing contained herein shall be con-strued as a contract of employment or deemed to give the Participant the right to be retained in the employ of the Company or any subsidiary, or to interfere with the rights of any such employer to discharge any individual at any time, with or without cause. No severance compensation shall be payable hereunder as a result of any termination of employment occurring prior to a Change in Con-trol.

3.2 Amendment and Termination. This Agreement may not be amended or termi-nated without the written consent of both the Company and the Participant.

3.3 Non-Alienation of Benefits. No benefit payable hereunder may be as-signed, pledged, mortgaged or hypothecated and, except to the extent required by applicable law, no such benefit shall be subject to legal process or attach-ment for the payment of any claims or a creditor of the Participant.

3.4 Payment to Representatives. If the Participant dies after a Qualifying Termination of Service and before receipt of payment hereunder, the severance compensation otherwise due to such Participant shall be payable to Partici-pant's estate. If the Participant is determined by the Compensation Committee or is adjudged to be legally incapable of giving valid receipt and discharge for the benefits under this Agreement, the benefits shall be paid to the duly appointed and acting guardian of the Participant, if any, and if no such guard-ian is appointed and acting, to such persons as the Compensation Committee may designate. Such payment shall, to the extent made, be deemed a complete dis-charge for such payments under this Agreement.

3.5 Governing Law. The provisions of this Agreement shall be construed un-der Federal law except to the extent that the laws of the State of Oklahoma would be applicable.

3.6 Titles and Headings. The titles to articles and headings of sections of this Agreement are for convenience of reference and in case of any conflict the text of the Agreement, rather than such titles and headings, shall control.

3.7 Legality. The Company shall have no obligation to make any payments under this agreement if such payments would be in violation of Section 18(k)(i) of the Federal Deposit Insurance Corporation Act or any other applicable law or regulation applicable to banks or bank holding companies.

3.8 Resolution of Disputes. Any dispute between the Participant and the Company, or any successor, shall be first submitted to mediation under the Com-mercial Mediation Rules of the American Arbitration Association, which may be initiated by a written request by Participant or Company. If such dispute is not resolved within sixty (60) days of the written request for mediation, it shall be submitted to arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association and judgment upon the award ren-dered by the arbitrator may be entered in any court having jurisdiction thereof. In connection with such mediation and arbitration, the following rules shall apply:

(i) Any mediation or arbitration shall be held in the city in which the Participant resides at the time of submission to mediation;

(ii) Any mediation or arbitration shall be conducted by a single person who shall serve as both mediator and arbitrator;

(iii) The costs of any mediation and arbitration shall be borne by the Com-pany.

3.9 Indemnification and Expenses. The Company shall indemnify and hold Participant harmless from any additional liability or tax (including penalties and interest, if any) as a result of any claim by the Internal Revenue Service or other taxing authority that any payments received by Participant from the Company (whether payable pursuant to the terms of this Agreement or any other plan, agreement or arrangement with the Company, its successors or any persons whose actions result in a change of control) other than those specifically re-ferred to in Section 2.2 shall be considered "parachute payments" as defined in
Section 280G of the Code. In addition, the Company shall pay for, or reimburse the Participant for, any legal or accounting fees reasonably incurred by Par-ticipant to enforce his rights under this Agreement or to defend or contest any claim asserted by the Internal Revenue Service or any other taxing authority that any payments to Participant other than those described in Section 2.2 are "parachute payments" for purposes of Section 280G of the Code. Such fees shall be payable on demand by Participant, as and when incurred by Participant, and shall be payable regardless of whether Participant is successful in defending his rights under this Agreement or contesting or defending any such claim. Any indemnification by the Company shall be in the form of a payment to Participant in such amounts as are necessary so that, after taking into account any income tax or excise tax imposed by such Section 4999 or any successor statutory pro-vision on any payments which are considered to be "parachute payments" (as well as on payments made pursuant to this sentence), Participant is in the same af-ter tax position that Participant would have been in if such Section 4999 or any successor statutory provision did not apply and no payments were made pur-suant to this sentence. In connection with any indemnification hereunder:

(i) Participant shall give prompt notice of any claim by the Internal Reve-nue Service or any other taxing authority which gives rise to a potential claim by Participant for indemnification; provided, however, that failure to give such notice shall not relieve the Company of its obligations hereunder;

(ii) the Company and the Participant will cooperate in the defense of any such claim; and

(iii) the Company shall have the right to settle any claim, at its sole ex-pense, provided that any such settlement shall include an unconditional release of Participant and shall require the consent of Participant if such settlement would adversely affect Participant.

Executed effective as of the date and year set forth above.


                              LIBERTY BANCORP, INC.

                              By:  _______________________________
                              Authorized Officer
                              ____________________________________
                              Participant


                              LIBERTY BANCORP, INC.
                           SEVERANCE COMPENSATION PLAN


                                   EXHIBIT A

                             Eligible Participants


                              Charles E. Nelson
                              W. H. Thompson, Jr.
                              William M. Bell
                              Kenneth R. Brown
                              Mischa Gorkuscha
                              Douglas L. Ruhl
                              Stephen Plunk
                              W. Jeffrey Pickryl


EXHIBIT 22

Direct Subsidiaries of Liberty Bancorp, Inc.

                                                         Jurisdiction of
Name                                                      Incorporation
- ------------------------------------------------------------------------

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

Subsidiaries of Liberty Bank and Trust Company of Oklahoma City, N.A.

Liberty Mortgage Company                                     Delaware
Liberty Property Management Company                          Oklahoma

Subsidiaries of Liberty Mortgage Company

Liberty Mortgage Company of New Mexico                       New Mexico

EXHIBIT 24.1

                  Consent of Independent Public Accountants

     As independent public accountants, we hereby consent to the incorporation of our report dated January 19, 1996, included in this Form 10-K for the year ended December 31, 1995, into Liberty Bancorp, Inc.'s previously filed registration statements No. 33-28760, Profit Sharing, Salary Deferral and Employee Stock Ownership Plan and Trust Agreement; No. 33-48170, 1990 Stock Option Plan of Liberty Bancorp, Inc. and No. 33-62814, Form S-3.


                                          ARTHUR ANDERSEN LLP

Oklahoma City, Oklahoma,
March 28, 1996

EXHIBIT 24.2

                Consent of Independent Auditors

     We consent to the incorporation by reference in the Registration Statement (Form S-3, No. 33-62814) of Liberty Bancorp, Inc. and in the related Prospectus and the Registration Statements pertaining to the Liberty Bancorp, Inc. Profit Sharing, Salary Deferral and Employee Stock Ownership Plan and Trust Agreement (Form S-8, No. 33-28760) and to the 1990 Stock Option Plan of Liberty Bancorp, Inc. (Form S-8, No. 33-48170) of our report dated January 18, 1995 with respect to the consolidated financial statements of Liberty Mortgage Company (not pre-sented separately herein) included in the Annual Report (Form 10-K) of Liberty Bancorp, Inc. for the year ended December 31, 1995.


                                       ERNST & YOUNG LLP

Oklahoma City, Oklahoma
March 28, 1996

Powers of Attorney

     The person whose signature appears below hereby appoints Mischa Gorkuscha and Kenneth R. Brown, and both of them, with full power to act alone, as attor-ney-in-fact to execute and fill in the name of and on behalf of Liberty Ban-corp, Inc. ("Corporation"), and the person whose signature appears below, both individually and in the capacities indicated, the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 required under Section 13 of the Securities and Exchange Act of 1934, and any and all amendments thereto.

     Dated this 20th day of March, 1996.

    Signed by the following directors: Donald L. Brawner, M.D., Robert S. El-lis, M.D., William J. Fisher, Jr., C.W. Flint, Jr., James L. Hall, Jr., Raymond
H. Hefner, Jr., Walter H. Helmerich, III, Joseph S. Jankowsky, Edward F. Keller, John E. Kirkpatrick, Judy Z. Kishner, David L. Kyle, Edward C. Lawson, Jr., Herb Mee, Jr., William G. Paul, V. Lee Powell, Jon R. Stuart, J. Otis Win-ters, John S. Zink.