Form 10-Q
period 1996-03-31
LIBERTY BANCORP INC /OK/
filed 1996-05-15
CIK 737287

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   March 31, 1996

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

Yes    X      No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                       Outstanding as of May 13, 1996
            -----                     -----------------------------------
         Common Stock                              9,475,543




                                FORM 10-Q
            For the The Quarterly Period Ended March 31, 1996
                         CROSS-REFERENCE INDEX

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



- -------------------------------------------------------------------------------
FINANCIAL HIGHLIGHTS                                      Liberty Bancorp, Inc.
- -------------------------------------------------------------------------------
(In thousands, except share data)                          1996        1995
- -------------------------------------------------------------------------------
For the First Quarter
  Total revenues                                        $   60,096  $   59,333
  Net interest income                                       22,075      19,038
  Provision for loan losses                                  1,175           -
  Trust fees                                                 4,134       3,944
  Mortgage banking income                                    1,715       1,518
  Other noninterest income                                   8,794      12,200
  Noninterest expense                                       26,888      28,086
  Income before provision for income taxes                   8,655       8,614
  Provision for income taxes                                 2,604       2,709
  Net income                                                 6,051       5,905
  Per share data - primary and fully-diluted
    Net income                                                 .61         .60
    Cash dividends declared                                    .25         .20
- -------------------------------------------------------------------------------
At March 31
  Loans                                                 $1,418,164  $1,208,806
  Earning assets                                         2,468,744   2,227,595
  Assets                                                 2,906,710   2,672,325
  Deposits                                               2,389,187   2,137,708
  Total shareholders' investment                           267,009     243,329
  Book value per common share                                28.20       25.70
- -------------------------------------------------------------------------------
Average Balances
  Loans                                                 $1,401,115  $1,171,883
  Earning assets                                         2,421,891   2,323,447
  Assets                                                 2,831,603   2,733,855
  Deposits                                               2,315,291   2,217,032
  Total shareholders' investment                           270,473     239,581
- -------------------------------------------------------------------------------
Ratios
  Capital ratios
    Leverage                                                  8.88%       8.47%
    Risk-based                                               14.35       15.69
  Average shareholders' investment as a % of
    average total assets                                      9.55        8.76
  Average earning assets as a % of average
    total assets                                             85.53       84.99
  Rate of return on
      Average earning assets                                  1.00        1.03
      Average total assets                                     .86         .88
      Average total shareholders' investment                  9.00       10.00
  Dividend payout ratio                                      40.98       33.33
  Operating efficiency ratio                                 72.80       84.94
  Provision for loan losses as a %
    of average loans                                           .34           -


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

     Liberty has twenty nine full-service banking locations in Oklahoma from which it provides its financial services. These locations are in Oklahoma City, Tulsa, Edmond, Norman, Choctaw, Jenks, Harrah and Midwest City. In addi-tion, it has three limited service detached drive-in facilities in Oklahoma City, Tulsa and Norman. Liberty Mortgage Company ("LMC") conducts residential mortgage operations from the main Liberty Oklahoma City location, three branches and a correspondent network with community banks within the state.
The LMC branch locations are in Oklahoma City, Tulsa and Enid, Oklahoma. Com-mercial mortgage operations are available at the main bank location of Liberty Oklahoma City and the LMC branch in Tulsa.

     The banking industry, both locally and nationally, is experiencing an ex-pansion and consolidation trend which most likely will continue to present ac-quisition opportunities. Liberty will systematically evaluate these possibili-ties for the acquisition of smaller institutions as well as potential combina-tions with larger institutions to determine whether they may offer the poten-tial for further enhancing shareholder value and otherwise meeting Liberty's corporate objectives..

     This Financial Review should be read in conjunction with the consolidated financial statements, notes to the consolidated financial statements and the supplemental statistical and financial data presented elsewhere in this report.

Performance Summary:  First Three Months of 1996
Compared to First Three Months of 1995

     For the first three months of 1996, Liberty reported net income of $6.1 million or $.61 per common share. This compares to net income of $5.9 million or $.60 per common share for the first three months of 1995. The increase in net income for the first three months of 1996 is primarily due to an increase in interest income and reduced deposit insurance assessments. These increases to income have been partially offset by lower net securities gains and a $1.2 million provision for loan losses.

Net Interest Income

     On a tax-equivalent basis, net interest income increased $3.1 million or 15.9% in the first three months of 1996 to $22.7 million compared to $19.6 mil-lion for the first three months of 1995. The increase is primarily due to the continued increase in higher yielding loan levels as well as a decrease in lower-yielding taxable securities. The net interest margin for the first three months of 1996 increased to 3.78% from 3.42% in the first three months of 1995.

     Tax-equivalent interest income increased $3.9 million to $46.1 million for the first three months of 1996 compared to $42.3 million in the same period of 1995 due primarily to the $229 million increase in average loan volumes and a $148.4 million increase in average federal funds sold. Funding for the in-creased loan and federal funds sold levels was provided by taxable investment securities sales and maturities not reinvested and by increased deposit levels. Securities averaged $279 million below the first three months of 1995 but the yield improved 46 basis points from 6.2% to 6.6% as maturities not used to fund the increased loan demand were invested in higher yielding securities. These yield and volume mix changes as well as an increase in interest rates resulted in the yield on average earning assets increasing from 7.4% in 1995 to 7.7% in 1996.

     Total interest expense increased $745 thousand to $23.4 million for the first three months of 1996 compared to $22.6 million for the same period in 1995. This slight increase was primarily attributable to an increase of $75.7 million in average interest-bearing deposits. The average deposit increases occurred primarily in the money market account deposits and also in large time deposits. Liberty's cost of funds remained at 4.9% for the first three months of 1996 and 1995.

Noninterest Income

     Noninterest income for the first three months of 1996 decreased $3.0 mil-lion or 17.1% from the first three months of 1995. The largest factor of this decrease was in net securities gains which decreased $3.8 million due to sales of equity and available for sale securities in the first quarter of 1995. Net securities gains for the first three months of 1996 totaled $448 thousand com-pared to $4.2 million for the same period of 1995. Other changes from the first three months of 1995 included service charges on deposits which increased $256 thousand, mortgage banking income which increased $197 thousand and trust fees which increased $190 thousand.

Noninterest Expense

     Noninterest expense decreased $1.2 million or 4.3% to $26.9 million for the first three months of 1996 compared to $28.1 million for the same period one year ago. The largest decrease was in the deposit insurance assessment which decreased $1.1 million or 96.8% in 1996, due to insurance rate reductions in the last half of 1995. The rates of highly capitalized commercial banks were reduced from $.23 per hundred dollars of deposits to $.04 per hundred dollars of deposits.

     Salaries and employee benefits increased $513 thousand, partially as a re-sult of increased expenses relating to management incentive and bonus plans. Data processing expense increased $288 thousand due to additional contractual expenses with Liberty's facilities manager. Other noninterest expense de-creased $703 thousand or 21.5%. Liberty made a provision in the first quarter of 1995 for $850 thousand to cover expenses related to anticipated payments, settlements and costs of various matters, including legal proceedings which oc-curred in the ordinary course of business. A similar provision was made in the first quarter of 1996 for $102 thousand.

     Net income from the operation of OREO amounted to $462 thousand and $253 thousand for the first three months of 1996 and 1995, respectively. The results of the operation of OREO include operating income generated and gains from the sale of OREO properties, reduced by expenses related to the operation of OREO. Included in income from the operation of OREO for the three months ended March 31, 1996 are $507 thousand in gains from the sale of OREO and $17 thousand of other gross income on OREO properties. This compares with gains of $271 thou-sand and other gross income of $43 thousand for the first three months of 1995.

     Liberty's operating efficiency ratio for the first three months of 1996 improved to 72.8% compared to 84.9% in 1995. The operating efficiency ratio is defined as noninterest expense as a percent of net interest income on a tax equivalent basis plus noninterest income less security gains or losses.

Income Taxes

     Liberty recorded $2.6 million in income tax expense (32% effective tax rate) for the first three months of 1996. This compares to an income tax ex-pense of $2.7 million for the first three months of 1995. It is anticipated that future effective income tax rates will approximate the statutory rate less the effects of permanent differences, primarily tax-exempt interest income.

Credit Risk Management

     Nonperforming assets include nonperforming loans and other real estate and assets owned net of reserves. Total nonperforming assets have decreased $1.2 million or 7.1% since year-end 1995. The level of nonperforming assets at March 31, 1996 of $16.1 million is $410 thousand or 2.6% higher than the $15.6 million level one year ago. At March 31, 1996, total nonperforming assets were 1.1% of total loans and other real estate and assets owned and .6% of total as-sets.

     Nonperforming loans decreased by $688 thousand to $12.9 million or 5.1% since December 31, 1995 and increased by $1.8 million or 16.3% from one year earlier. Of the nonperforming loans at March 31, 1996, 25.0% were real estate-related. Nonperforming loans at March 31, 1996 represented .9% of total loans.

Reserve for Loan Losses

     The reserve for loan losses at March 31, 1996 was 128.9% of total nonper-forming loans and 1.17% of total loans. A $1.2 million provision was made in the first quarter of 1996. As loans continue to increase, Liberty expects to continue to provide additional reserves for the foreseeable future. No provi-sions for loan losses were made during the first three months of 1995. The following table summarizes the reserve for loan loss activity for the first three months of 1996 and 1995:

- -------------------------------------------------------------------------------
Reserve for Loan Losses
- -------------------------------------------------------------------------------
(In thousands)                                         1996              1995
- -------------------------------------------------------------------------------
Balance at January 1                                 $16,483           $19,081
Additions
  Recoveries                                             141               311
  Provisions                                           1,175                 -
Less: Charge-offs                                     (1,231)             (646)
- -------------------------------------------------------------------------------
Balance at March 31                                  $16,568           $18,746
===============================================================================

     Liberty classifies certain loans as "impaired" and measures these loans based on the present value of expected future cash flows discounted at the loan's original effective interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.

     At March 31, 1996, Liberty had a recorded investment of $7.7 million in loans classified as impaired, of which $1.7 million required a valuation allow-ance of $439 thousand as calculated under SFAS No. 114. Interest income on im-paired loans has been recorded by Liberty in a manner consistent with its in-come recognition policies for other loans.

Other Real Estate and Assets Owned

     Net other real estate and assets owned ("OREO") decreased $531 thousand or 14.2% since year-end 1995 and $1.4 million or 30.3% from March 31, 1995. These reductions have primarily been the result of sales. Net OREO at March 31, 1996 was $3.2 million.

     The following table illustrates the changes in the reserve for OREO for the first three months of 1996 and 1995:

- -------------------------------------------------------------------------------
Reserve for Losses on Other Real Estate and Assets Owned
- -------------------------------------------------------------------------------
(In thousands)                                         1996              1995
- -------------------------------------------------------------------------------
Balance at January 1                                   $856             $1,042
Provisions for losses                                     -                  -
Charge-offs                                              (2)               (38)
- -------------------------------------------------------------------------------
Balance at March 31                                    $854             $1,004
===============================================================================

Asset and Liability Management

     Liberty's overall liquidity is more than adequate to meet its foreseeable funding needs. Sufficient sources of asset based liquidity, such as marketable securities and federal funds sold, are available to meet the planned loan growth and other short-term needs of the company. Retail deposits are also a major source of funds, but wholesale funding sources such as federal funds purchased and other borrowings are also used to provide liquidity. While funds are readily available, the competition for deposits is significant from other banks and nonbanking investment products causing an upward pressure on interest expense. However, Liberty's costs of funds are commensurate with local competition.

     As a result of lower levels of investment securities and increased deposit levels, Liberty was a net seller of federal funds and securities under repur-chase agreements averaging $89.3 million for the first three months of 1996 compared to being a net purchaser of $85.5 million for the same period in 1995. Net loans as a percentage of deposits average 59.8% during the first three months of 1996 compared to 52.0% for the same period in 1995. These amounts and percentages are within the company's liquidity and interest rate risk poli-cies. Due to the increase in loan volume, restructuring of the available for sale portfolio into higher yields and more stable cost of funds, Liberty's net interest margin has improved significantly in 1996 compared to the first three months of 1995.

Capital Funds

     Shareholders' investment of $267.0 million as a percentage of total assets was 9.2% at March 31, 1996 compared to $268.9 million or 9.2% at December 31, 1995 and $243.3 million or 9.1% at March 31, 1995. The valuation of available for sale securities included in shareholders' investment, net of tax, at March 31, 1996 declined $5.6 million from year-end 1995. Net earnings retained for the first three months of 1996 amounted to $3.7 million.

     Liberty's capital base remains more than adequate with a leverage ratio of 8.88% on Tier 1 capital of $249.9 million at March 31, 1996 compared to 9.02% on $245.0 million at December 31, 1995 and 8.34% on $226.5 million at March 31, 1995. Liberty had a risk-based capital ratio at March 31, 1996 of 14.35%. This compares to 13.97% at December 31, 1995 and 15.18% at March 31, 1995. Liberty Oklahoma City and Liberty Tulsa had risk-based capital ratios at March 31, 1996 of 14.31% and 12.22%, respectively. The Federal Deposit Insurance Corporation assesses insurance premiums based in part on the level of capital with banks which are "well capitalized" paying assessments at lower rates. Liberty's and its subsidiary banks' capital ratios are significantly higher than the current guidelines and the subsidiary banks are "well capitalized" for deposit insur-ance assessment purposes.

Parent Company Funding Sources and Dividends

     At March 31, 1996, the parent company had cash and interest-bearing depos-its of $1.7 million compared to $1.1 million at year-end 1995 and $11.2 million at March 31, 1995. The primary changes in the funding position of the parent company since March 31, 1995 were the payments of estimated income taxes, the purchase of treasury stock resulting from employee benefit plans and various other items.

     The parent company's ability to fund various operating expenses and divi-dends is generally dependent on parent-only earning power, cash reserves and funds derived from its subsidiaries, principally Liberty Oklahoma City and Lib-erty Tulsa. These funds historically have been provided primarily by in-tercompany dividends and management fees. Management fees are generally lim-ited to reimbursement of actual expenses. It is anticipated that the parent company's recurring cash sources will continue to include management fees from subsidiaries, proceeds from the sale of other assets (principally other real estate and assets owned) and retained rights to any gains from the sales of mortgage servicing and other assets. Dividends are paid by the subsidiary banks from time to time to support the parent company's activities. Liberty Oklahoma City and Liberty Tulsa are limited in their ability to pay dividends based on applicable provisions of the National Bank Act pertaining to earnings and undivided profits. As of March 31, 1996 the ability of Liberty Oklahoma City and Liberty Tulsa to pay dividends without regulatory approval was limited to $27.8 million and $5.5 million, respectively.

     Liberty paid cash dividends of $2.3 million or $.25 per share in the first three months of 1996. This compares to cash dividends in the first three months of 1995 of $1.9 million or $.20 per share. It is expected that such cash dividends will continue if justified by Liberty's earnings, capital ade-quacy and financial condition.

     In management's opinion, the parent company's current liquidity and cash sources are anticipated to be adequate to meet its obligations in the near term.




- -------------------------------------------------------------------------------
SELECTED STATISTICAL INFORMATION                          Liberty Bancorp, Inc.
- -------------------------------------------------------------------------------
Consolidated Summary of Quarterly Financial Information
- -------------------------------------------------------------------------------
(In thousands, except per share data)
- -------------------------------------------------------------------------------
For quarter ended                 3/31/96  12/31/95  9/30/95  6/30/95  3/31/95
Interest income                   $45,453   $45,298  $44,513  $44,584  $41,671
Interest income (tax equivalent)   46,115    45,972   45,143   45,165   42,250
Interest expense                   23,378    23,254   22,956   22,972   22,633
Net interest income                22,075    22,044   21,557   21,612   19,038
Provision for loan losses           1,175     1,150      200        -        -
Trust fees                          4,134     4,021    4,127    3,824    3,944
Mortgage banking income             1,715     1,489    1,645    1,486    1,518
Other noninterest income            8,794    10,115    9,534   10,114   12,200
Noninterest expense                26,888    26,718   25,571   28,068   28,086
Net income                          6,051     6,678    7,511    6,099    5,905
Net income per share                  .61       .68      .76      .62      .60

Common stock price range
  High                              38.75     38.88    37.25    35.75    31.75
  Low                               35.75     36.25    32.25    29.75    29.25
  Close                             37.00     37.25    36.75    32.50    30.19

At Quarter End
  Shares of common stock,
    net of treasury stock
    Outstanding                     9,468     9,467    9,468    9,482    9,467
    Fully-diluted                   9,933     9,875    9,871    9,866    9,816





- -----------------------------------------------------------------------------------------------------------------------
Average Balances/Net Interest Margin/Rates (1)
- -----------------------------------------------------------------------------------------------------------------------
Three months ended                  March 31, 1996               December 31, 1995               September 30, 1995
- -----------------------------------------------------------------------------------------------------------------------
                               Average           Average      Average            Average      Average           Average
(In thousands)                 Balance  Interest   Rate       Balance   Interest   Rate       Balance  Interest   Rate
- -----------------------------------------------------------------------------------------------------------------------
- ---------------------------- ----------- -------- --------- ------------ --------- -------- ----------- --------- -----
Assets
Loans (2)                    $1,401,115  $29,936  8.59%     $1,381,156   $30,565   8.78%    $1,334,004  $29,648   8.82%
Investment securities (3)
    Taxable                     728,833   11,742  6.48         750,365    12,041   6.37        821,480   13,174   6.36
    Nontaxable                   80,776    1,585  7.89          78,866     1,572   7.91         71,262    1,418   7.89
Trading account securities        4,906       77  6.31           5,391        89   6.55          3,661       64   6.94
- ---------------------------- ----------- -------- --------- ------------ --------- -------- ----------- --------- -----
Total securities                814,515   13,404  6.62         834,622    13,702   6.51        896,403   14,656   6.49
Federal funds sold and
  securities purchased under
  agreements to resell and
  other                         206,261    2,775  5.41         118,116     1,705   5.73         55,824      839   5.96
- ---------------------------- ----------- -------- --------- ------------ --------- -------- ----------- --------- -----
Total earning
 assets                       2,421,891   46,115  7.66       2,333,894    45,972   7.81      2,286,231   45,143   7.83
Cash and due from banks-
  noninterest-bearing           275,813                        274,582                         255,621
Reserve for loan losses         (16,559)                       (16,333)                        (18,545)
Other assets                    150,458                        146,823                         157,210
                             ----------                     ----------                      ----------
    Total assets             $2,831,603                     $2,738,966                      $2,680,517
                             ==========                     ==========                      ==========


Liabilities and
  Shareholders' Investment
Interest-bearing deposits
    Savings and money market
    accounts                 $  812,827  $ 7,155  3.54%     $  789,463   $ 7,373   3.71%    $  782,762  $ 7,303   3.70%
    Other time deposits         899,003   13,335  5.97         818,085    12,349   5.99        780,445   11,805   6.00
- ---------------------------- ----------- -------- --------- ------------ --------- -------- ----------- --------- -----
Total interest-bearing
  deposits                    1,711,830   20,490  4.81       1,607,548    19,722   4.87      1,563,207   19,108   4.85
Federal funds purchased and
  securities sold under
  agreements to repurchase      116,391    1,491  5.15         131,932     1,846   5.55        121,319    1,705   5.58
Other borrowings                 98,983    1,397  5.68         114,146     1,686   5.86        146,610    2,143   5.80
- ---------------------------- ----------- -------- --------- ------------ --------- -------- ----------- --------- -----
    Total interest-bearing
      liabilities             1,927,204   23,378  4.88       1,853,626    23,254   4.98       1,831,136   22,956   4.97
Demand deposits                 603,461                        592,442                         563,629
Other liabilities                30,465                         30,862                          30,393
Shareholders' investment        270,473                        262,036                         255,359
                             ----------                     ----------                      ----------
    Total liabilities and
      shareholders'
      investment             $2,831,603                     $2,738,966                      $2,680,517
                             ==========                     ==========                      ==========

Interest income/
  earning assets                         $46,115  7.66%                 $45,972   7.81%                 $45,143   7.83%
Interest expense/
  earning assets                          23,378  3.88                   23,254   3.95                   22,956   3.98
                                         -------  ----                  -------   ----                  -------   ----
Net interest margin                      $22,737  3.78%                 $22,718   3.86%                 $22,187   3.85%
                                         =======  ====                  =======   ====                  =======   ====

(1) Income and rates shown on a tax-equivalent basis have been computed based on the statutory rate of 35%.
(2) Includes nonaccrual loans.
(3) Includes available for sale securities at amortized cost for all years presented.



- ---------------------------------------------------------------------------------------------------------
Average Balances/Net Interest Margin/Rates (1)
- ---------------------------------------------------------------------------------------------------------
Three months ended                                  June 30, 1995                   March 31, 1995
                                            Average              Average     Average              Average
(In thousands)                              Balance   Interest     Rate      Balance    Interest    Rate
- ----------------------------------------- ------------ ----------- ------- ------------ ----------- -----
Assets
Loans (2)                                 $1,240,910   $28,154     9.10%   $1,171,883   $24,783     8.58%
Investment securities (3)
  Taxable                                    956,804    14,875     6.24     1,026,867    15,285     6.04
  Nontaxable                                  62,384     1,241     7.98        63,663     1,265     8.06
Trading account securities                     3,766        70     7.46         3,163        57     7.31
- ----------------------------------------- ------------ ----------- ------- ------------ ----------- -----
Total securities                           1,022,954    16,186     6.35     1,093,693    16,607     6.16
Federal funds sold and securities
  purchased under agreements to
  resell and other                            54,071       825     6.12        57,871       860     6.03
- ----------------------------------------- ------------ ----------- ------- ------------ ----------- -----
Total earning assets                       2,317,935    45,165     7.82     2,323,447    42,250     7.37
Cash and due from banks-
  noninterest-bearing                        252,626                          263,592
Reserve for loan losses                      (18,625)                         (18,981)
Other assets                                 166,376                          165,797
                                          ----------                       ----------
      Total assets                        $2,718,312                       $2,733,855
                                          ==========                       ==========

Liabilities and Shareholders'
  Investment
Interest-bearing deposits
  Savings and money market
    accounts                              $  787,954   $ 7,318     3.73%   $  775,354   $ 7,042     3.68%
  Other time deposits                        824,703    12,248     5.96       860,814    12,089     5.70
- ----------------------------------------- ------------ ----------- ------- ------------ ----------- -----
  Total interest-bearing deposits          1,612,657    19,566     4.87     1,636,168    19,131     4.74
Federal funds purchased and
  securities sold under agreements
  to repurchase                              129,446     1,859     5.76       142,421     2,003     5.70
Other borrowings                             103,734     1,547     5.98       107,997     1,499     5.63
- ----------------------------------------- ------------ ----------- ------- ------------ ----------- -----
      Total interest-bearing liabilities   1,845,837    22,972     4.99     1,886,586    22,633     4.87
Demand deposits                              593,167                          580,864
Other liabilities                             29,583                           26,824
Shareholders' investment                     249,725                          239,581
                                          ----------                       ----------
      Total liabilities and shareholders'
        investment                        $2,718,312                       $2,733,855
                                          ==========                       ==========



Interest income/earning assets                         $45,165     7.82%                $42,250     7.37%
Interest expense/earning assets                         22,972     3.98                  22,633     3.95
                                                       -------     ----                 -------     ----
Net interest margin                                    $22,193     3.84%                $19,617     3.42%
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





- -------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET                                Liberty Bancorp, Inc.
- -------------------------------------------------------------------------------
                                          March 31,   December 31,    March 31,
(In thousands, except share data)           1996          1995          1995
- -------------------------------------------------------------------------------
Assets
Cash and due from banks
  Noninterest-bearing                    $  297,768    $  299,473   $  290,817
  Interest-bearing                              516           623          179
Federal funds sold and securities
  purchased under agreements to resell      233,300       260,740       21,130
- -------------------------------------------------------------------------------
    Total cash and cash equivalents         531,584       560,836      312,126
- -------------------------------------------------------------------------------
Trading securities                            8,488         8,689        2,837
Investment securities
  Available for sale                        607,756       594,979      555,788
  Held to maturity                          180,547       192,687      421,375
  Equity                                     19,973        19,757       17,480
- -------------------------------------------------------------------------------
    Total investment securities             808,276       807,423      994,643
- -------------------------------------------------------------------------------
Loans, net                                1,401,596     1,387,731    1,190,060
Property and equipment, net                  64,503        65,733       68,170
Accounts receivable                          16,461        10,969       18,559
Accrued income receivable                    27,255        27,165       25,676
Deferred tax asset, net                       9,663         7,740       17,278
Other real estate and assets owned, net       3,200         3,731        4,593
Other assets                                 35,684        42,527       38,383
- -------------------------------------------------------------------------------
    Total assets                         $2,906,710    $2,922,544   $2,672,325
===============================================================================

Liabilities and Shareholders' Investment
Deposits
  Noninterest-bearing                    $  632,780    $  590,056   $  543,060
  Interest-bearing                        1,756,407     1,732,522    1,594,648
- -------------------------------------------------------------------------------
    Total deposits                        2,389,187     2,322,578    2,137,708
- -------------------------------------------------------------------------------
Other borrowings
  Federal funds purchased and securities
    sold under agreements to repurchase     123,256       171,739      173,152
  Other                                      94,066       128,267       84,764
- -------------------------------------------------------------------------------
     Total other borrowings                 217,322       300,006      257,916
- -------------------------------------------------------------------------------
Accrued interest, expenses and taxes         22,644        23,275       19,141
Accounts payable                              9,800         6,888       13,377
Other liabilities                               748           903          854
- -------------------------------------------------------------------------------
    Total liabilities                     2,639,701     2,653,650    2,428,996
- -------------------------------------------------------------------------------
Shareholders' Investment
Common stock ($.01 par value; 50,000,000
  shares authorized)                             95            95           95
- ---------------------------------------------
               March 31,  Dec. 31,  March 31,
                 1996       1995      1995
- ---------------------------------------------
  Shares
   issued      9,488,428 9,488,428 9,488,428
  Shares
   outstanding 9,468,295 9,467,012 9,466,975
- ---------------------------------------------
Capital surplus                             210,486       210,597      211,535
Retained earnings                            54,261        50,578       35,980
Treasury stock, at cost - 20,133 shares at
  March 31, 1996, 21,416 shares at
  December 31, 1995 and 21,453 shares at
  March 31, 1995                               (736)         (768)        (673)
Unrealized security gains (losses), net of
  tax                                         4,405        10,025       (1,598)
Deferred compensation                        (1,502)       (1,633)      (2,010)
- -------------------------------------------------------------------------------
    Total shareholders' investment          267,009       268,894      243,329
- -------------------------------------------------------------------------------
    Total liabilities and shareholders'
      investment                         $2,906,710    $2,922,544   $2,672,325
===============================================================================

The accompanying notes are an integral part of these consolidated financial statements.






- -------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF INCOME                          Liberty Bancorp, Inc.
- -------------------------------------------------------------------------------
First three months (In thousands,
  except share data)                                       1996         1995
- -------------------------------------------------------------------------------
Interest Income
  Loans                                                   $29,835      $24,647
  Investments
    Taxable                                                11,742       15,285
    Nontaxable                                              1,032          829
  Trading                                                      69           50
  Federal funds sold and other                              2,775          860
- -------------------------------------------------------------------------------
      Total interest income                                45,453       41,671
- -------------------------------------------------------------------------------
Interest Expense
  Deposits                                                 20,490       19,131
  Other borrowings                                          2,888        3,502
- -------------------------------------------------------------------------------
      Total interest expense                               23,378       22,633
- -------------------------------------------------------------------------------
Net Interest Income                                        22,075       19,038
Provision for loan losses                                   1,175            -
- -------------------------------------------------------------------------------
Net Interest Income After Provision for Loan Losses        20,900       19,038
- -------------------------------------------------------------------------------
Noninterest Income
  Trust fees                                                4,134        3,944
  Service charges on deposits                               3,849        3,593
  Mortgage banking income                                   1,715        1,518
  Trading account profits and commissions                   1,011          988
  Credit card fees                                            675          617
  Net securities gains                                        448        4,214
  Loan fees                                                   351          358
  Other                                                     2,460        2,430
- -------------------------------------------------------------------------------
    Total noninterest income                               14,643       17,662
- -------------------------------------------------------------------------------


Noninterest Expense
  Salaries                                                 10,897       10,664
  Employee benefits                                         2,630        2,350
  Equipment                                                 2,590        2,502
  Occupancy, net                                            2,073        2,200
  Data processing                                           1,879        1,591
  Professional and other services                           1,830        1,691
  Printing, postage and supplies                            1,273        1,394
  Advertising and business development                        991          934
  Amortization of intangibles, including
    purchased mortgage servicing rights                       584          590
  Deposit insurance assessments                                37        1,154
  Net income from operation of other
    real estate and assets owned                             (462)        (253)
  Other                                                     2,566        3,269
- -------------------------------------------------------------------------------
      Total noninterest expense                            26,888       28,086
- -------------------------------------------------------------------------------
Income Before Provision for Income Taxes                    8,655        8,614
Provision for income taxes                                  2,604        2,709
- -------------------------------------------------------------------------------
    Net Income                                            $ 6,051      $ 5,905
===============================================================================
    Net Income Per Share - Primary and Fully-Diluted      $   .61      $   .60

The accompanying notes are an integral part of these consolidated financial statements.





- -----------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF SHAREHOLDERS' INVESTMENT                                                Liberty Bancorp, Inc.
- -----------------------------------------------------------------------------------------------------------------------
                                                                                   Unrealized
                                                                                    Security                 Total
                                                Common  Capital  Retained  Treasury  Gains     Deferred   Shareholders'
(Dollars in thousands)                           Stock  Surplus  Earnings   Stock   (Losses) Compensation  Investment
- -----------------------------------------------------------------------------------------------------------------------
Balance January 1, 1995                           $95  $211,733   $31,972   $(435)  $(6,854)   $(2,131)     $234,380
  Net income                                        -         -     5,905       -         -          -         5,905
  Dividends paid ($.20 per share)                   -         -    (1,897)      -         -          -        (1,897)
  Amortization of deferred compensation             -         -         -       -         -        121           121
  Change in unrealized gains (losses)on
    available for sale securities, net of tax       -         -         -       -     5,256          -         5,256
  Purchase of treasury stock (19,446 shares)        -         -         -    (593)        -          -          (593)
  Treasury stock issued (12,008 shares)             -      (198)        -     355         -          -           157
- ------------------------------------------------- ---- ---------- --------- ------- ---------- ------------ -----------
Balance March 31, 1995                            $95  $211,535   $35,980   $(673)  $(1,598)   $(2,010)     $243,329
================================================= ==== ========== ========= ======= ========== ============ ===========

Balance January 1, 1996                           $95  $210,597   $50,578   $(768)  $10,025    $(1,633)     $268,894
  Net income                                        -         -     6,051       -         -          -         6,051
  Dividends paid ($.25 per share)                   -         -    (2,368)      -         -          -        (2,368)
  Amortization of deferred compensation             -         -         -       -         -        131           131
  Change in unrealized gains (losses) on
    available for sale securities, net of tax       -         -         -       -    (5,620)         -        (5,620)
  Purchase of treasury stock (26,920 shares)        -         -         -    (988)        -          -          (988)
  Treasury stock issued (28,203 shares)             -      (111)        -   1,020         -          -           909
- ------------------------------------------------- ---- ---------- --------- ------- ---------- ------------ -----------
Balance March 31, 1996                            $95  $210,486   $54,261   $(736)  $ 4,405    $(1,502)     $267,009
================================================= ==== ========== ========= ======= ========== ============ ===========

The accompanying notes are an integral part of these consolidated financial statements.




CONSOLIDATED STATEMENT OF CASH FLOWS                      Liberty Bancorp, Inc.
- -------------------------------------------------------------------------------
First three months (In thousands)                             1996       1995
- -------------------------------------------------------------------------------
Cash provided (absorbed) by operating activities
Net income                                                $   6,051  $   5,905
Adjustments to reconcile net income to net cash provided
  (absorbed) by operating activities:
    Provisions for losses                                     1,277        850
    Provision for income taxes                                2,604      2,709
    Depreciation and amortization                             3,226      2,578
    Net amortization of investment securities                   984        610
    Gain on sale of assets                                   (2,962)    (5,388)
    Change in trading account securities                      2,048     15,868
    Loans made for purposes of resale                       (28,258)   (21,468)
    Proceeds from sale of loans held for resale              20,140     10,303
    Change in accrued interest, expenses and taxes,
      accounts payable and other liabilities                 (4,747)    (2,678)
    Change in accrued income receivable, accounts
      receivable and other assets                             5,313      8,621
- -------------------------------------------------------------------------------
      Net cash provided by operating activities               5,676     17,910
- -------------------------------------------------------------------------------

Cash provided (absorbed) by investing activities
  Proceeds from maturities and paydowns on
    Available for sale securities                           150,386     76,733
    Held to maturity securities                              25,777     24,138
  Proceeds from sales of
    Available for sale securities                            79,997    310,692
    Equity securities                                             -     11,819
  Purchases of
    Available for sale securities                          (252,262)  (277,962)
    Held to maturity securities                             (13,719)   (31,035)
    Equity securities                                          (215)    (6,668)
  Change in net loans made by bank subsidiaries              (7,636)   (17,166)
  Principal payments received on loans made by parent
    company and nonbank subsidiaries                          1,475        968
  Loans made to customers by nonbank subsidiaries            (1,114)    (1,643)
  Expenditures for property and equipment                      (552)    (1,646)
  Proceeds from sale of property and equipment                   (1)         -
  Sale proceeds and collections from other real estate and
    assets acquired in settlement of loans                    1,472      1,128
  Purchases of mortgage servicing contracts                     (14)       (50)
- -------------------------------------------------------------------------------
     Net cash provided (absorbed) by investing activities   (16,406)    89,308
- -------------------------------------------------------------------------------

Cash provided (absorbed) by financing activities
  Change in savings and demand deposits                      23,422   (207,719)
  Change in time deposits                                    43,187    (28,760)
  Change in short-term borrowings                           (82,684)    27,764
  Proceeds from issuance of common and treasury stock           909        157
  Purchase of treasury stock                                   (988)      (593)
  Dividends paid on common stock                             (2,368)    (1,897)
- -------------------------------------------------------------------------------
     Net cash provided (absorbed) by financing activities   (18,522)  (211,048)
- -------------------------------------------------------------------------------
   Net change in cash and cash equivalents                  (29,252)  (103,830)
   Cash and cash equivalents at beginning of year           560,836    415,956
- -------------------------------------------------------------------------------
   Cash and cash equivalents at end of year                $531,584   $312,126
===============================================================================
Additional cash flow information
  Interest paid                                            $ 22,056   $ 22,581
  Income tax refunded                                             5      1,508
  Noncash items included in investing activities
    Net loans transferred to (from) other real estate
      and assets owned                                          483         99
    Loans made top finance the sale of other real estate
      and assets owned                                           12          -

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

     It is suggested that these condensed financial statements be read in con-junction with the financial statements and the notes thereto included in Lib-erty's 1995 annual report on Form 10-K.


Note 2  Earnings Per Share

     Earnings per share are calculated using Liberty's weighted average common and common-equivalent shares (primarily stock options) outstanding during the periods. The weighted average number of shares used to compute primary and fully-diluted earnings per share are presented below.

- -------------------------------------------------------------------------------
March 31 (In thousands)                                   Three Months Ended
- -------------------------------------------------------------------------------
                                                       1996            1995
- -------------------------------------------------------------------------------
Weighted average shares outstanding
  Primary                                             9,940           9,817
  Fully-diluted                                       9,940           9,817


                                  PART II
                             OTHER INFORMATION
           Item 4:  Submission of Matters to a Vote of Shareholders

     The 1996 Annual Meeting of Shareholders of Liberty Bancorp, Inc. was held April 17, 1996. The meeting included the election of members of the Board of Directors whose terms expired at the meeting. The members elected Thomas G. Donnell, William F. Fisher, Jr., Walter H. Helmerich, III, Joseph S. Jankowsky, John E. Kirkpatrick, Robert E. Torray and John S. Zink. The votes for the nominees were as follows:

                                                                  Withhold
     Nominee                       For           Against          Authority
     -------                       ---           -------          ---------
     Thomas G. Donnell          7,933,807        249,763            5,294
     William F. Fisher, Jr.     7,935,940        247,630            3,161
     Walter H. Helmerich, III   7,938,611        244,959              490
     Joseph S. Jankowsky        7,934,014        249,556            5,087
     John E. Kirkpatrick        7,937,531        246,039            1,570
     Robert E. Torray           7,937,538        246,032            1,563
     John S. Zink               7,935,841        247,729            3,260

     Directors whose terms did not expire at the meeting and who continued in office were Donald L. Brawner, M.D., Robert S. Ellis, M.D., Charles W. Flint, III, James L. Hall, Jr., Raymond H. Hefner, Jr., Edward F. Keller, Judy Z. Kishner, David L. Kyle, Edward C. Lawson, Jr., Herb Mee, Jr., Charles E. Nel-son, William G. Paul, V. Lee Powell, Jon R. Stuart, Clifton L. Taulbert, W. H. Thompson, Jr. and J. Otis Winters.

     Additionally, the shareholders voted to amend the 1990 Stock Option Plan by increasing the number of shares authorized for options from 705,000 to 730,000. The voting was as follows:

               For                    Against               Abstain
               ---                    -------               -------
            7,821,818                 357,547                4,205


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

Dated: May 15, 1996