Form 10-K/A
period 1995-12-31
LIBERTY BANCORP INC /OK/
filed 1996-06-28
CIK 737287

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-K/A
                                  Amendment 1
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                                             [FEE REQUIRED]
             For the fiscal year ended:  December 31, 1995
                                         -----------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     As of March 30, 1996, Registrant had 9,491,045 shares of Common Stock outstanding.

     As of March 30, 1996, the aggregate market value of the Registrant's Common Stock held by nonaffiliates, was approximately $184.9 million.

DOCUMENTS INCORPORATED BY REFERENCE

     Information required by Part III of this Form is incorporated by reference from Registrant's Definitive Proxy Statement for its 1996 Annual Meeting of Shareholders.


                              LIBERTY BANCORP, INC.
                                  AMENDMENT NO. 1
                                        TO
                   FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1995

     The undersigned registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1995 as set forth below and in the pages attached hereto.

     Part IV, Item 14 - "Exhibits, Financial Statement Schedules, and Reports of Form 8-K" is amended to add as Exhibit 99.1 the attached copy of the Annual Report on Form 11-K of Liberty Bancorp, Inc. Profit Sharing, Salary Deferral and Employee Stock Ownership Plan for the fiscal year ended December 31, 1995, which is filed as an exhibit hereto pursuant to Rule 15d-21 under the Securities Exchange Act of 1934. Item 14, as amended, is set forth in full below.

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

10.6  Supplemental Executive Retirement Plan and Trust, as amended

10.7  Executive Severance Plan, as amended

22    Subsidiaries of Registrant

24.1  Consent of Arthur Andersen LLP

24.2  Consent of Ernst & Young LLP

99.1  Annual Report on Form 11-K of Liberty Bancorp, Inc. Profit Sharing,
      Salary Deferral and Employee Stock Ownership Plan for the Year Ended December 31, 1995
- -------------------------------------------------------------------------------
     Liberty Bancorp, Inc. will furnish to any shareholder a copy of any of the above exhibits upon the payment of $.25 per page. Any request should be sent to Corporate Secretary, Liberty Bancorp, Inc., P.O. Box 25848, Oklahoma City, Oklahoma 73125.


SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

Liberty Bancorp, Inc.
(Registrant)

/s/Mischa Gorkuscha
- --------------------------
By Mischa Gorkuscha, Senior Vice President and Chief Financial Officer


Date:  June 28, 1996


                                 EXHIBIT INDEX

Exhibit
  No.                                   Description

  3.1 Certificate of Incorporation of Liberty Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to Registrant's Form 8-B dated May 26, 1992)

* 3.2  By-laws of Liberty Bancorp, Inc., as amended

 10.1 Liberty Bancorp, Inc., 1990 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-B dated May 26,
       1992)

 10.2 Copy of documents relating to Liberty Bancorp, Inc. Executive Mortgage Assistance Plan (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to Liberty's Registration Statement on Form S-14, Registration No. 2-87751)

*10.3  Documents relating to Liberty Tulsa lease

 10.4 Option to Purchase Common Stock between Registrant and Frank X. Henke, III (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to Registrant's Registration Statement on Form S-1, Registration No. 33-17239)

 10.5  Management Incentive Bonus Plan (incorporated by reference to Exhibit
       10.8 to Registrant's Form 10-K for the year ended December 31, 1992)

*10.6  Supplemental Executive Retirement Plan and Trust, as amended

*10.7  Executive Severance Plan, as amended

*22    Subsidiaries of Registrant

*24.1  Consent of Arthur Andersen LLP

*24.2  Consent of Ernst & Young LLP

**99.1  Annual Report on Form 11-K of Liberty Bancorp, Inc. Profit Sharing,
      Salary Deferral and Employee Stock Ownership Plan for the Year Ended December 31, 1995

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

          For the fiscal year ended December 31, 1995.


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


          2.     Exhibit.  The following exhibit is filed with this Report:

           Exhibit No.       Description
           ----------        -----------
              24.1 Consent of Arthur Andersen LLP relating to the Liberty Bancorp, Inc. Profit Sharing, Salary Deferral and Employee Stock Ownership Plan.




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

                                    LIBERTY BANCORP, INC. PROFIT SHARING,
                                    SALARY DEFERRAL AND EMPLOYEE STOCK
                                    OWNERSHIP PLAN

                                    By:  /s/ Daniel L Shelton
                                         Daniel L. Shelton
                                         Chairman, Employee Benefits
                                         Administration Committee
Date:  June 28, 1996





                LIBERTY BANCORP, INC. PROFIT SHARING, SALARY
                 DEFERRAL AND EMPLOYEE STOCK OWNERSHIP PLAN

               FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES
                      AS OF DECEMBER 31, 1995 AND 1994
                    TOGETHER WITH REPORT OF INDEPENDENT
                             PUBLIC ACCOUNTANTS






            LIBERTY BANCORP, INC. PROFIT SHARING, SALARY DEFERRAL
                    AND EMPLOYEE STOCK OWNERSHIP PLAN

           INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES



                             FINANCIAL STATEMENTS


Report of Independent Public Accountants

Statements of Net Assets Available for Plan Benefits as of December 31, 1995 and 1994

Statement of Changes in Net Assets Available for Plan Benefits for the Year Ended December 31, 1995

Notes to Financial Statements



                           SUPPLEMENTAL SCHEDULES


     I. - Item 27a - Schedule of Assets Held for Investment Purposes as of December 31, 1995

     II. - Item 27d - Schedule of Reportable Transactions for the Year Ended December 31, 1995


All other schedules required by the Employee Retirement Income Security Act of 1974 and the regulations promulgated by the Department of Labor have been omitted since they are not applicable.




                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Employee Benefit Administration Committee and Liberty Bancorp, Inc. Profit Sharing, Salary Deferral and Employee Stock Ownership Plan:

We have audited the accompanying statements of net assets available for plan benefits of the Liberty Bancorp, Inc. Profit Sharing, Salary Deferral and Employee Stock Ownership Plan (the "Plan") as of December 31, 1995 and 1994, and the related statement of changes in net assets available for plan benefits for the year ended December 31, 1995. These financial statements and supplemental schedules referred to below are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements and supplemental schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of the Liberty Bancorp, Inc. Profit Sharing, Salary Deferral and Employee Stock Ownership Plan as of December 31, 1995 and 1994, and the changes in its net assets available for plan benefits for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

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



Oklahoma City, Oklahoma,
June 14, 1996


                                     LIBERTY BANCORP, INC. PROFIT SHARING, SALARY DEFERRAL
                                                 AND EMPLOYEE STOCK OWNERSHIP PLAN


                                      STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS

                                                        DECEMBER 31, 1995
                                                      (Dollars in Thousands)
                                    Inter-                                              Short
                                     med-                                                Aver-  Mana-
                                     iate         Liberty Liberty                        age    ged          Yield
                                    Matur-          Em-     Em-    Zero         Aggres-  Matu-  Matu-         and
                             Growth  ity   Money  ployer  ployee  Coupon         sive    rity   rity   Bal-  Value  Unal-
                             Equity Income Market  Stock  Stock    Bond   Loan  Equity  Income Income anced  Equity loca-
                              Fund   Fund   Fund   Fund    Fund    Fund   Fund   Fund    Fund   Fund   Fund   Fund   ted    Total
                             ------ ------ ------ ------- ------- ------ ------ ------- ------ ------ ------ ------ ------ -------
ASSETS:
Investments-
  Common stock of Liberty
    Bancorp, Inc.            $    - $    - $    - $17,643  $2,776 $    - $    - $    -  $    - $    - $    - $    - $3,600 $24,019
  Pooled investment funds-
      Equity                  6,168      -      -       -       -      -      -  3,162       -      -    638  1,170      -  11,138
      Fixed income                -  2,716      -       -       -      -      -      -   1,004    916    404      -      -   5,040
  Short-term investment           6      6  3,075       -      20      -     22     13      11     13      3      2      2   3,173
  U.S. Treasury securities        -    368      -       -       -  2,751      -      -       -      -      -      -      -   3,119
  Loans to participants           -      -      -       -       -      -  1,710      -       -      -      -      -      -   1,710
                             ------ ------ ------ ------- ------- ------ ------ ------- ------ ------ ------ ------ ------ -------
  Total investments           6,174  3,090  3,075  17,643   2,796  2,751  1,732  3,175   1,015    929  1,045  1,172  3,602  48,199
                             ------ ------ ------ ------- ------- ------ ------ ------- ------ ------ ------ ------ ------ -------
Due from other funds              -      -      -       1       -      -      -      -       -      -      3      -      -       4
Interest and other
  receivables                     -      7     15       -       -      -      -      -       -      -      -      -      -      22
Contributions receivable          -      -      -       -       -      -      -      -       -      -      -      -      -       -
Cash and cash equivalents        19     49     11       1      11      -      -     20      25      9     47      5      -     197
                             ------ ------ ------ ------- ------- ------ ------ ------- ------ ------ ------ ------ ------ -------
    Total assets              6,193  3,146  3,101  17,645   2,807  2,751  1,732  3,195   1,040    938  1,095  1,177  3,602  48,422
                             ------ ------ ------ ------- ------- ------ ------ ------- ------ ------ ------ ------ ------ -------

LIABILITIES:
Notes payable                     -      -      -       -       -      -      -      -       -      -      -      -  1,555   1,555
Due to other funds                -      -      -       -       1      -      -      3       -      -      -      -      -       4
Due to brokers                   35      -      -       -       -      -      -    150       -      -      1     72      -     258
Other payables                    -      -      -       -       -      -     22      -       -      -      -      -      -      22
                             ------ ------ ------ ------- ------- ------ ------ ------- ------ ------ ------ ------ ------ -------
     Total liabilities           35      -      -       -       1      -     22    153       -      -      1     72  1,555   1,839
                             ------ ------ ------ ------- ------- ------ ------ ------- ------ ------ ------ ------ ------ -------
NET ASSETS AVAILABLE
 FOR PLAN BENEFITS           $6,158 $3,146 $3,101 $17,645  $2,806 $2,751 $1,710 $3,042  $1,040 $  938 $1,094 $1,105 $2,047 $46,583
                             ====== ====== ====== ======= ======= ====== ====== ======= ====== ====== ====== ====== ====== =======

                               The accompanying notes are an integral part of this financial statement.




                                     LIBERTY BANCORP, INC. PROFIT SHARING, SALARY DEFERRAL
                                               AND EMPLOYEE STOCK OWNERSHIP PLAN


                                       STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS

                                                        DECEMBER 31, 1994
                                                      (Dollars in Thousands)
                                    Inter-                                              Short
                                     med-                                                Aver-  Mana-
                                     iate         Liberty Liberty                        age    ged          Yield
                                    Matur-          Em-     Em-    Zero         Aggres-  Matu-  Matu-         and
                             Growth  ity   Money  ployer  ployee  Coupon         sive    rity   rity   Bal-  Value  Unal-
                             Equity Income Market  Stock  Stock    Bond   Loan  Equity  Income Income anced  Equity loca-
                              Fund   Fund   Fund   Fund    Fund    Fund   Fund   Fund    Fund   Fund   Fund   Fund   ted    Total
                             ------ ------ ------ ------- ------- ------ ------ ------- ------ ------ ------ ------ ------ -------
ASSETS:
Investments-
  Common stock of Liberty
    Bancorp, Inc.            $    - $    - $    - $11,695 $2,085  $    - $    - $     - $    -   $  -   $  -   $  - $3,937 $17,717
  Pooled investment funds-
       Equity                 4,205      -      -       -      -       -      -   1,816      -      -    468    562      -   7,051
       Fixed income               -  2,193      -       -      -       -      -       -  1,011    791    291      -      -   4,286
  Short-term investments         70     29  2,815       3      2       -      -      33     27     14     23     11      -   3,027
  U.S. Treasury securities        -    336      -       -      -   2,436      -       -      -      -      -      -      -   2,772
  Loans to participants           -      -      -       -      -       -  1,711       -      -      -      -      -      -   1,711
                             ------ ------ ------ ------- ------- ------ ------ ------- ------ ------ ------ ------ ------ -------
  Total investments           4,275  2,558  2,815  11,698  2,087   2,436  1,711   1,849  1,038    805    782    573  3,937  36,564
                             ------ ------ ------ ------- ------- ------ ------ ------- ------ ------ ------ ------ ------ -------
Due from other funds              6      3      4     229      4       -      -       2      1      1      5      -      -     255
Interest and other
  receivables                     -      8     13       -      -       -     20       -      -      -      -      -      -      41
Contributions receivable          -      -      -     525      3       -      -       -      -      -      -      -      -     528
Cash and cash equivalents       328    171      6       -      9       -      -     106      3      2      7     94      -     726
                             ------ ------ ------ ------- ------- ------ ------ ------- ------ ------ ------ ------ ------ -------
  Total assets                4,609  2,740  2,838  12,452  2,103   2,436  1,731   1,957  1,042    808    794    667  3,937  38,114
                             ------ ------ ------ ------- ------- ------ ------ ------- ------ ------ ------ ------ ------ -------

LIABILITIES:
Notes payable                     -      -      -       -       -      -      -       -      -      -      -      -  2,017   2,017
Due to other funds                2      3      -       -       -      -     20       2      -      1      -      -    227     255
Due to brokers                    -      -      -       -       -      -      -       -     15      -     48      -      -      63
Other payables                    -      5      -       -       -      -      2       -      -      3      -      -      -      10
                             ------ ------ ------ ------- ------- ------ ------ ------- ------ ------ ------ ------ ------ -------
  Total liabilities               2      8      -       -       -      -     22       2     15      4     48      -  2,244   2,345
                             ------ ------ ------ ------- ------- ------ ------ ------- ------ ------ ------ ------ ------ -------
NET ASSETS AVAILABLE
  FOR PLAN BENEFITS          $4,607 $2,732 $2,838 $12,452  $2,103 $2,436 $1,709 $ 1,955 $1,027   $804   $746   $667 $1,693 $35,769
                             ====== ====== ====== ======= ======= ====== ====== ======= ====== ====== ====== ====== ====== =======

                               The accompanying notes are an integral part of this financial statement.



                                     LIBERTY BANCORP, INC. PROFIT SHARING, SALARY DEFERRAL
                                               AND EMPLOYEE STOCK OWNERSHIP PLAN


                                 STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS

                                              FOR THE YEAR ENDED DECEMBER 31, 1995
                                                     (Dollars in Thousands)
                               Inter-                                                 Short
                                med-                                                  Aver-  Mana-
                                iate         Liberty  Liberty                          age    ged           Yield
                               Matur-         Em-      Em-     Zero           Aggres-  Matu-  Matu-          and
                       Growth   ity   Money  ployer   ployee  Coupon           sive    rity   rity   Bal-   Value  Unal-
                       Equity  Income Market Stock    Stock    Bond    Loan   Equity  Income Income  anced  Equity loca-
                        Fund    Fund   Fund   Fund     Fund    Fund    Fund    Fund    Fund   Fund    Fund   Fund   ted     Total
                        ------  ------ ------ -------  ------- ------  ------  ------- ------  ------ ------ ------ ------  -------
ADDITIONS
Employee contribu-
  tions (Notes 1
  and 5)                $  469  $  212  $ 248 $     -  $  279  $    -  $    -  $  375  $   57   $100  $  174 $  101 $    -  $ 2,015
Employer contributions
  (Notes 1 and 5)            -       -      -   1,023       -       -       -       -       -      -       -      -    624    1,647
Dividend income              -       -      -     341      59       -       -       -       -      -       -      -     97      497
Interest income              4      26    175       1       2     158     133       3       1      1       1      1      -      506
Net unrealized gain
  on investments         1,546     345      -   3,898     593     390       -     636      63    122     197    240    818    8,848
Net realized gain
  on investments             8      10      -     137      54      13       -       1       4      5      10      1      9      252
Other receipts               -       -      -      95      56       -       1       -       -      -       -      -      -      152
                        ------  ------ ------ -------  ------- ------  ------  ------- ------  ------ ------ ------ ------  -------
Total additions          2,027     593    423   5,495   1,043     561     134   1,015     125    228     382    343  1,548   13,917
                        ------  ------ ------ -------  ------- ------  ------  ------- ------  ------ ------ ------ ------  -------

DEDUCTIONS
Distributions to term-
  inating and withdraw-
  ing participants         466     227    239     937     193      15       -     402     269     47      76    141      -    3,012
    Less - Forfeitures
      (Note 1)               -       -      -     (89)      -       -       -       -       -      -       -      -      -      (89)
Interest expense on
  notes payable
  (Note 7)                   -       -      -       -       -       -       -       -       -      -       -      -    163      163
Other disbursements          -       -      -       -       -       -      17       -       -      -       -      -      -       17
                        ------  ------ ------ -------  ------- ------  ------  ------- ------  ------ ------ ------ ------  -------
Total deductions           466     227    239     848     193      15      17     402     269     47      76    141    163    3,103
                        ------  ------ ------ -------  ------- ------  ------  ------- ------  ------ ------ ------ ------  -------
Net increase (decrease)
  in net assets          1,561     366    184   4,647     850     546     117     613    (144)   181     306    202  1,385   10,814

Net transfers between
  funds                    (10)     48     79     546    (147)   (231)   (116)    474     157    (47)     42    236 (1,031)       -

NET ASSETS AVAILABLE
  FOR PLAN BENEFITS,
  beginning of year      4,607   2,732  2,838  12,452   2,103   2,436   1,709   1,955   1,027    804     746    667  1,693   35,769
                        ------  ------ ------ -------  ------- ------  ------  ------- ------  ------ ------ ------ ------  -------

NET ASSETS AVAILABLE
  FOR PLAN BENEFITS,
  end of year           $6,158  $3,146 $3,101 $17,645  $2,806  $2,751  $1,710  $3,042  $1,040   $938  $1,094 $1,105 $2,047  $46,583
                        ======  ====== ====== =======  ======= ======  ======  ======= ======  ====== ====== ====== ======  =======

                               The accompanying notes are an integral part of this financial statement.


             LIBERTY BANCORP, INC. PROFIT SHARING, SALARY DEFERRAL
                      AND EMPLOYEE STOCK OWNERSHIP PLAN


                        NOTES TO FINANCIAL STATEMENTS

                          DECEMBER 31, 1995 AND 1994



1. DESCRIPTION OF PLAN:

The Liberty Bancorp Inc. Profit Sharing, Salary Deferral and Employee Stock Ownership Plan (the "Plan") is a defined contribution plan in which eligible employees of Liberty Bancorp, Inc. ("Liberty") and its subsidiaries (collectively referred to as the "Company") may participate. Contributions are currently deposited with the Liberty Bank and Trust Company of Oklahoma City, N.A. ("Liberty OKC"), a subsidiary of Liberty. The Plan is administered by the Employee Benefit Administration Committee which is appointed by the Board of Directors of the Company. All expenses incurred in the administration of the Plan may be paid by the Company; however, the Company is not obligated to do so. All significant administrative expenses incurred during 1995 were paid by the Company.

Employees may elect to defer a portion of their compensation for contribution into the Plan. These elective deferrals may not exceed the lesser of $9,240 annually or the maximum contribution percentage of a participant's annual base salary as determined by the Employee Benefit Administration Committee. Each participant must designate that their contributions be invested in any one, or more, of several investment options (see Note 2). Participants may change their investment options each January 1, April 1, July 1 and October 1 upon prior written notification to the Employee Benefit Administration Committee.

All Company contributions, both matching and profit sharing, are discretionary and are allocated to participants semi-annually. Company matching contributions, net of forfeitures, are allocated based upon percentages of participants' elective deferrals and years of service. Forfeitures under the Plan provisions are used to reduce Company contributions in the current year. Company contributions greater than the matching contributions (referred to as profit sharing contributions) are allocated based upon each participant's total compensation. The Company made a profit sharing contribution of $927,000 for 1995. All Company contributions, other than those used to pay principal and interest on the Plan's note payable (see Note 7), are invested in Liberty common stock ("Liberty Employer Stock Fund"). The earnings in each fund are allocated semi-annually to participants with account balances in the funds in accordance with Plan provisions. The participants' share of Company contributions and related earnings vest at the rate of 20% for each year of service (defined as 1,000 hours of service in any fiscal year) after two years of service have been rendered. Vesting credit is given for hours of service, as defined in the Plan. At the discretion of the participant, vested benefits are payable in one of several methods upon termination of employment or certain hardships.

The Plan may be discontinued by order or authority of the Board of Directors of the Company. In the event of such discontinuance or other termination of the Plan, each participant's account shall be 100% vested and nonforfeitable.

Participants, on whose behalf employer contributions are made, are not taxed on the amounts contributed by the employer or on any income earned thereon until the receipt of a distribution pursuant to the terms of the Plan. The taxation of income earned on Plan assets attributable to participants' contributions to the Plan is also deferred until distribution is made. The amount of income taxes applicable to the participants or their beneficiaries upon distribution is dependent upon the timing and method of distribution, as prescribed by the Internal Revenue Code. The trust established under the Plan is qualified under the Internal Revenue Code as exempt from Federal and State income taxes. The Plan has received a favorable determination letter dated March 8, 1989, from the Internal Revenue Service ("IRS"). Due to subsequent Plan amendments, a new determination letter has been applied for, but has not been received. The Plan sponsor and legal counsel are of the opinion that the Plan, as amended, meets the IRS requirements, and therefore, the trust will continue to be exempt from taxation.

2. INVESTMENT OPTIONS:

The following investment options are available under the Plan:

    Growth Equity Fund - consists primarily of investments in equity securities designated by Liberty OKC, as trustee. At December 31, 1995 and 1994, there were 732 and 739 participants, respectively, in this fund.

    Intermediate Maturity Income Fund - consists primarily of investments in fixed income securities, principally corporate bond obligations, government obligations and real estate mortgages designated by Liberty OKC, as Trustee. At December 31, 1995 and 1994, there were 458 and 508 participants, respectively, in this fund.

    Money Market Fund - consists of interest-bearing savings and money market accounts, certificates of deposit and other short-term cash equivalent investments designated by the Employee Benefit Administration Committee. At December 31, 1995 and 1994, there were 484 and 535 participants, respectively, in this fund.

    Liberty Employer and Employee Stock Fund - consists primarily of investments in common stock of Liberty. Short-term investments may also be made by Liberty OKC, as Trustee. As of December 31, 1995 and 1994, there were 1,831 and 1,849 participants, respectively, in this fund.

    Zero Coupon Bond Fund - consists of investments made by Liberty OKC, as Trustee, in zero coupon bonds. This fund is composed of amounts distributed from Liberty OKC's pension plan which was terminated August 1, 1984, and is not available for contributions. As of December 31, 1995 and 1994, there were 73 and 81 participants, respectively, in this fund.

    Loan Fund - was established in 1990 to account for loans to participants. Participants are allowed to borrow up to one-half of their vested account balance subject to limitations as set forth in the Plan. As of December 31, 1995 and 1994, there were 327 and 316 participants, respectively, with loans against their accounts.

    Aggressive Equity Fund - consists primarily of investments in equity securities designated by Liberty Bank and Trust Company of Tulsa, N.A. ("Liberty Tulsa"), as Trustee. The objective of the fund is to seek long-term capital growth. As of December 31, 1995 and 1994, there were 579 and 467 participants, respectively, in this fund.

    Short Average Maturity Income Fund - invests in a diversified portfolio of high-quality cash equivalents, bonds and similar debt securities, (rated "A" or better), with maturities of two years or less designated by Liberty Tulsa, as Trustee. As of December 31, 1995 and 1994, there were 192 and 215 participants, respectively, in this fund.


    Managed Maturity Income Fund - invests in a diversified portfolio of high-quality bonds, (rated "A" or better), and similar debt securities designated by Liberty Tulsa, as Trustee. As of December 31, 1995 and 1994, there were 288 and 299 participants, respectively, in this fund.

    Balanced Fund - invests in a diversified portfolio of the above described funds, primarily equity and income funds. As of December 31, 1995 and 1994, there were 205 and 174 participants, respectively, in this fund.

    Yield and Value Equity Fund - invests in a diversified portfolio of stocks of large companies. As of December 31, 1995 and 1994, there were 181 and 128 participants, respectively, in this fund.

    Unallocated Fund - was established in October 1988 to account for the shares of Liberty common stock purchased in October 1988 and the related note payable to Liberty (see Note 7).

The funds listed above are entirely participant directed, except for the Liberty Employer Stock Fund and the Unallocated Fund. The Liberty Employer Stock Fund consists primarily of common stock of Liberty. These investments are participant directed and Company directed as follows:

                                      Liberty Stock Fund
                                    (Dollars in thousands)
                             -----------------------------------
                             Participant     Company
                               Directed      Directed
                                Common        Common
                                 Stock         Stock     Total
                             -----------     --------   --------
     1995
          Market value          $   745      $ 16,898   $ 17,643
          Shares                 19,919       452,417    472,336

     1994
          Market value          $   153      $ 11,542   $ 11,695
          Shares                  5,363       404,634    409,997

The Unallocated Fund consists of shares of Liberty common stock held as collateral for the related note payable to Liberty (See Note 7).

3. SIGNIFICANT ACCOUNTING POLICIES:

The accompanying financial statements have been prepared on the accrual basis of accounting. Investments of the Plan are carried at market value. Distributions to withdrawing participants are recorded at market value in the accompanying statement of changes in net assets available for plan benefits. Income earned by the Plan's investment in all funds, other than the Liberty Employer and Employee Stock Funds and the Unallocated Fund is included as a component of net unrealized gain on investments in the accompanying statement of changes in net assets available for plan benefits.

Certain items in the 1994 financial statements have been reclassified to conform to the 1995 presentation.

4. INVESTMENTS:

The Plan's investments are carried at market value. Purchases and sales of securities are recorded on a trade-date basis. Investments that represent five percent or more of the Plan's net assets are separately identified in the accompanying statement of net assets available for plan benefits.

During 1995, the Plan's investments (including investments bought, sold and held during the year) appreciated in value by approximately $9,100,000 as follows:

                                              Realized      Unrealized
                                            Appreciation   Appreciation
                                           -------------- --------------
                                               (Dollars in thousands)

     Common stock of Liberty Bancorp, Inc.       $200         $5,309
     Pooled investment funds:
       Equity                                      18          2,573
       Fixed                                       21            545
     U.S. Treasury securities                      13            421
                                                 ----         ------
         Net change in market value              $252         $8,848
                                                 ====         ======
5. CONTRIBUTIONS:

Employer contributions during 1995 totaled approximately $1,647,000. Approximately $89,000 of this amount was funded through amounts forfeited by participants that was used to reduce the employer's contributions. Employee contributions during 1995 totaled approximately $2,015,000.

The Company has the option of making its contributions to the Plan in the form of Liberty common stock or cash. As a result of this option, 25,858 shares of such stock, with an aggregate market value of approximately $943,000, at the dates of contribution, were contributed to the Plan in 1995.

Included in the Company's contributions for 1995 were cash contributions of approximately $163,000, made by Liberty to cover interest expense on the note payable to Liberty (see Note 7). These contributions, although not mandated, were made at the direction of the Board of Directors of the Company. Employee contributions include rollovers from employees' participation in other plans at previous employers. Rollover contributions totaled approximately $74,000 in 1995.

6. DISTRIBUTIONS TO PARTICIPANTS:

Terminating participants with vested benefits exceeding $3,500 may defer distribution of their benefits until age seventy and one-half. Investments relating to these participants remain in the Plan until they are distributed. At December 31, 1995 and 1994, the net assets attributable to the vested benefits of terminated participants of the Plan totaled approximately $8,346,000 and $6,998,000, respectively.

7. NOTE PAYABLE TO LIBERTY BANCORP, INC.:

In October 1988, the Plan purchased 371,379 shares of Liberty common stock at a cost of $12.40 per share or approximately $4,605,000. The Plan borrowed approximately $4,105,000 from Liberty to purchase a portion of the stock (331,056 shares) for funding of the Plan in future periods. The remaining shares (40,323) were purchased with funds from the Liberty Employer Stock Fund of the Plan. Under the terms of the loan agreement between the Plan and Liberty, the note payable bears interest at 9% per annum and is payable in 120 monthly installments of approximately $52,000 (including interest) with all unpaid principal and interest, if any, due on October 31, 1998 and is secured by the shares of Liberty common stock which have not been allocated to participant accounts. The estimated fair value of the note payable approximates the carrying value.

Each year, as payments are made on the loan, shares of common stock become unencumbered and are available for allocation to the participants. The Company makes contributions to the Plan in amounts sufficient for the Plan to make monthly principal and interest payments on the loan.

8. LOANS TO PARTICIPANTS:

Loan activity for the year ended December 31, 1995, was as follows (Dollars in thousands):

     Balance at beginning of year                  $1,711

       New loans                                    1,276
       Principal repayments                        (1,277)
                                                   ------
     Balance at end of year                        $1,710
                                                   ======

The interest rates are calculated by adding two percent to the Company's stated certificate of deposit rates that are in effect on the 25th day of the month prior to the month in which the loans are dated. The range for interest rates was 7.1% to 9.0% during 1995. Loan terms range from one to five years. Interest applicable to these loans during 1995 was approximately $133,000.


                                                                                                                         SCHEDULE I

                                     LIBERTY BANCORP, INC. PROFIT SHARING, SALARY DEFERRAL
                                               AND EMPLOYEE STOCK OWNERSHIP PLAN


                                    ITEM 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES

                                                    AS OF DECEMBER 31, 1995
                                                     (Dollars in Thousands)
                                                                           Description of investment
                Identity of issuer,                             including maturity date, rate of interest,                 Current
(a)*   (b) borrower,lessor or similar party         (c)     collateral, par or maturity value                   (d) Cost   (e) Value
- ----   -------------------------------------------  ---------------------------------------------------------- --------    --------
       COMMON STOCK:
*        Liberty Bancorp, Inc.                      Common Stock - 643,078 shares                                11,326      24,019

       POOLED INVESTMENT FUNDS - EQUITY:
*        Employee Benefit Growth Equity Fund        Commingled Equity Funds -  7,791 shares                     $ 3,997     $ 6,381
*        Employee Benefit Aggressive Equity Fund    Commingled Equity Funds -  30,540 shares                      2,538       3,375
*        Employee Benefit Yield and Value Equity
           Fund                                     Commingled Equity Funds -  101,245 shares                     1,098       1,382
                                                                                                                -------     -------
                                                                                                                  7,633      11,138
                                                                                                                -------     -------

       POOLED INVESTMENT FUNDS - FIXED INCOME:
*        Employee Benefit Intermediate Maturity
           Income Fund                              Commingled Fixed Funds -  35,719 shares                       2,316       2,876
*        Employee Benefit Short Average Maturity
           Income Fund                              Commingled Fixed Funds -  52,349 shares                         938       1,037
*        Employee Benefit Managed Maturity Income
           Fund                                     Commingled Fixed Funds -  37,517 shares                         960       1,127
                                                                                                                -------     -------
                                                                                                                  4,214       5,040
                                                                                                                -------     -------

       SHORT TERM INVESTMENTS:
         Short Term Investments Company             Prime Portfolio Money Market Investments - 3,172,695 shares   3,173       3,173

       U.S. TREASURY SECURITIES:
         United States Treasury                     Treasury Notes - 75,000 shares, 6.5% due 5/15/97                 75          76
         United States Treasury                     Treasury Notes - 75,000 shares, 5.25% due 7/31/98                71          75
         United States Treasury                     Treasury Notes - 75,000 shares, 6.75% due 6/30/99                75          78
         United States Treasury                     Treasury Notes - 75,000 shares, 7.75% due 2/15/01                78          83
         United States Treasury                     Treasury Notes - 50,000 shares, 7.25% due 5/15/04                50          56
         United States Treasury                     Zero Coupon Bonds - U.S. Treasury Backed due 2/15/96             37         132
         United States Treasury                     Zero Coupon Bonds - U.S. Treasury Backed due 2/15/97             63         239
         United States Treasury                     Zero Coupon Bonds - U.S. Treasury Backed due 2/15/98             22          88
         United States Treasury                     Zero Coupon Bonds - U.S. Treasury Backed due 2/15/99            169         489
         United States Treasury                     Zero Coupon Bonds - U.S. Treasury Backed due 2/15/00             76         354
         United States Treasury                     Zero Coupon Bonds - U.S. Treasury Backed due 2/15/01             50         246
         United States Treasury                     Zero Coupon Bonds - U.S. Treasury Backed due 2/15/02             14          73
         United States Treasury                     Zero Coupon Bonds - U.S. Treasury Backed due 2/15/03             25         140
         United States Treasury                     Zero Coupon Bonds - U.S. Treasury Backed due 2/15/04             12          71
         United States Treasury                     Zero Coupon Bonds - U.S. Treasury Backed due 2/15/05             69         415
         United States Treasury                     Zero Coupon Bonds - U.S. Treasury Backed due 2/15/06              4          28
         United States Treasury                     Zero Coupon Bonds - U.S. Treasury Backed due 2/15/07             28         184
         United States Treasury                     Zero Coupon Bonds - U.S. Treasury Backed due 2/15/08              3          18
         United States Treasury                     Zero Coupon Bonds - U.S. Treasury Backed due 2/15/09             39         274
                                                                                                                -------     -------
                                                                                                                    960       3,119
                                                                                                                -------     -------
       LOANS TO PARTICIPANTS:
*        Various Plan Participants                  Liberty loans payable monthly - interest rates ranging
                                                      from 7.1% to 9.0%                                           1,710       1,710

       Total assets held for investment purposes                                                                $29,018     $48,199
                                                                                                                =======     =======

*  Party-in-interest


                                                                                                               SCHEDULE II


                                     LIBERTY BANCORP, INC. PROFIT SHARING, SALARY DEFERRAL
                                                AND EMPLOYEE STOCK OWNERSHIP PLAN


                                        ITEM 27d - SCHEDULE OF REPORTABLE TRANSACTIONS

                                               FOR THE YEAR ENDED DECEMBER 31, 1995
                                                      (Dollars in Thousands)


                                                                                                             Current
                                                                                        Expenses             Value of
Number                                                                                 Incurred in           Asset on
  of                                                                                    Connection            Trans-
Trans-  Identity of Party        Description of          Purchase  Selling     Lease    with Trans  Cost of   action    Net Gain
actions (a) Involved             (b) Asset              (c) Price (d) Price (e) Rental (f) -action (g) Asset (h) Date (i) or (Loss)
- ------- ------------------------ ---------------------- --------- --------- ---------- ----------- --------- -------- -------------
        Purchases:

719     Short-term Investments   Short-term Money
         Company Prime Portfolio  Market Investments      $8,246    $    -    $    -     $    -      $    -   $8,246     $    -

        Sales:

551     Short-term Investments   Short-term Money              -     8,100         -          -       8,100    8,100          -
         Company Prime Portfolio  Market Investments




EXHIBIT 24.1

                  CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report dated June 14, 1996 included in this Form 11-K for the Liberty Bancorp, Inc. Profit Sharing, Salary Deferral and Employee Stock Ownership Plan for the fiscal year ended December 31, 1995 into the Company's previously filed Form S-8 Registration Statement No. 33-28760.

                                             ARTHUR ANDERSEN LLP


Oklahoma City, Oklahoma
June 28, 1996