Form 10-Q
period 1996-06-30
LIBERTY BANCORP INC /OK/
filed 1996-08-14
CIK 737287

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   June 30, 1996

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

Yes    X      No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                       Outstanding as of August 13, 1996
            -----                     -----------------------------------
         Common Stock                              9,461,931




                                FORM 10-Q
            For the The Quarterly Period Ended June 30, 1996
                         CROSS-REFERENCE INDEX

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




- -------------------------------------------------------------------------------
FINANCIAL HIGHLIGHTS                                      Liberty Bancorp, Inc.
- -------------------------------------------------------------------------------
June 30
(In thousands,                  Six Months Ended         Three Months Ended
except share data)              1996         1995         1996         1995
- -------------------------------------------------------------------------------
For the Second Quarter
  Total revenues             $  121,891   $  119,341   $   61,795   $   60,008
  Net interest income            45,021       40,650       22,946       21,612
  Provision for loan losses       2,890            _        1,715            _
  Trust fees                      8,254        7,768        4,120        3,824
  Mortgage banking income         3,280        3,004        1,565        1,486
  Other noninterest income       18,850       22,314       10,056       10,114
  Noninterest expense            54,314       56,154       27,426       28,068
  Income before provision
    for income taxes             18,201       17,582        9,546        8,968
  Provision for income taxes      5,501        5,578        2,897        2,869
  Net income                     12,700       12,004        6,649        6,099
  Per share data _ primary
    and fully-diluted
      Net income                   1.28         1.22          .67          .62
      Cash dividends declared       .50          .40          .25          .20
- -------------------------------------------------------------------------------
At June 30
  Loans                      $1,424,596   $1,279,336   $1,424,596   $1,279,336
  Earning assets              2,478,829    2,237,376    2,478,829    2,237,376
  Assets                      2,962,718    2,702,864    2,962,718    2,702,864
  Deposits                    2,350,363    2,089,971    2,350,363    2,089,971
  Total shareholders'
    investment                  265,878      252,956      265,878      252,956
  Book value per common share     28.10        26.68        28.10        26.68
- -------------------------------------------------------------------------------
Average Balances
  Loans                      $1,407,846   $1,206,587   $1,414,577   $1,240,910
  Earning assets              2,415,334    2,320,676    2,408,777    2,317,935
  Assets                      2,817,945    2,726,040    2,804,289    2,718,312
  Deposits                    2,311,735    2,211,397    2,308,182    2,205,824
  Total shareholders'
    investment                  269,139      244,681      267,805      249,725
- -------------------------------------------------------------------------------
Ratios
  Capital ratios
    Leverage                       9.15%        8.49%        9.15%        8.49%
    Risk-based                    14.26        14.38        14.26        14.38
  Average shareholders'
    investment as a % of
    average total assets           9.55         8.98         9.55         9.19
  Average earning assets as
    a % of average total
    assets                        85.71        85.13        85.90        85.27
  Rate of return on
      Average earning assets       1.06         1.04         1.11         1.06
      Average total assets          .91          .89          .95          .90
      Average total share-
        holders' investment        9.49         9.89         9.99         9.80
  Dividend payout ratio           39.06        32.79        37.31        32.26
  Operating efficiency ratio      72.50        81.51        72.21        78.34
  Provision for loan losses
    as a % of average loans         .41            _          .49            _

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

Performance Summary:  First Six Months of 1996
Compared to First Six Months of 1995

     For the first six months of 1996, Liberty reported net income of $12.7 million or $1.28 per common share. This compares to net income of $12.0 million or $1.22 per common share for the first six months of 1995. The increase in net income for the first six months of 1996 is primarily due to an increase in net interest income and reduced deposit insurance assessments. These increases to income have been partially offset by lower net securities gains and a $2.9 million provision for loan losses.

Net Interest Income

     On a tax-equivalent basis, net interest income increased $4.5 million or 10.8% in the first six months of 1996 to $46.3 million compared to $41.8 million for the first six months of 1995. The increase is primarily due to the continued increase in higher yielding loan levels as well as a decrease in lower-yielding taxable securities. The net interest margin for the first six months of 1996 increased to 3.86% from 3.64% in the first six months of 1995.

     Tax-equivalent interest income increased $5.4 million to $92.8 million for the first six months of 1996 compared to $87.4 million in the same period of 1995 due primarily to a $201 million increase in average loan volumes and a $136.6 million increase in average federal funds sold. While the national average prime rate for the first six months of 1996 was 60 basis points lower than the same period in 1995, Liberty's yield on loans only declined 18 basis points due to the significant increase in fixed-rate retail-based loans and the upward repricing of loans as the fixed-rate portion of the portfolio turned over. Funding for the increased loan and federal funds sold levels was provided by taxable investment securities sales and maturities not reinvested and by increased deposit levels. Taxable securities averaged $267.9 million below the first six months of 1995 but the yield improved 41 basis points from 6.1% to 6.5% as maturities not used to fund the increased loan demand were invested in higher yielding securities. These yield and volume mix changes resulted in the yield on average earning assets increasing from 7.6% in 1995 to 7.7% in 1996.

     Total interest expense increased $881 thousand to $46.5 million for the first six months of 1996 compared to $45.6 million for the same period in 1995. This slight increase was primarily attributable to an increase of $94.7 million in average interest-bearing deposits. This increase occurred primarily in money market account deposits and also in large time deposits. Liberty's cost of funds remained at 4.9% for the first six months of 1996 and 1995.

Noninterest Income

     Noninterest income for the first six months of 1996 decreased $2.7 million or 8.2% from the first six months of 1995. The largest factor of this decrease was in net securities gains which decreased $4.2 million due to sales of equity and available for sale securities in the first half of 1995. Net securities gains for the first six months of 1996 totaled $1.8 million compared to $6.0 million for the same period of 1995. Other changes from the first six months of 1995 included service charges on deposits which increased $544 thousand, trust fees which increased $486 thousand and mortgage banking income which increased $276 thousand.

Noninterest Expense

     Noninterest expense decreased $1.8 million or 3.3% to $54.3 million for the first six months of 1996 compared to $56.2 million for the same period one year ago. The largest decrease was in the deposit insurance assessment which decreased $2.3 million or 97.0% in 1996, due to insurance rate reductions in the last half of 1995. The insurance rates on highly capitalized commercial banks of $.23 per hundred dollars of deposits in the Bank Insurance Fund were reduced to zero at the beginning of 1996 but remained at the same rate on a small amount of Savings Association Insurance Fund deposit accounts.

     Salaries and employee benefits increased $1.7 million, partially as a result of increased expenses relating to management incentive and bonus plans. Data processing expense increased $360 thousand due to additional contractual expenses with Liberty's facilities manager. Other noninterest expense decreased $1.3 million or 19.4%. Liberty made a provision in the first half of 1995 for $1.8 million to cover expenses related to anticipated payments, settlements and costs of various matters, including legal proceedings which occurred in the ordinary course of business. A similar provision was made in the first quarter of 1996 for $102 thousand. Liberty also increased its charitable contributions in the first half of 1996 by $411 thousand.

     Net income from the operation of other real estate and assets owned ("OREO") amounted to $1.3 million and $679 thousand for the first six months of 1996 and 1995, respectively. The results of the operation of OREO include operating income generated and gains from the sale of OREO properties, reduced by expenses related to the operation of OREO. Included in income from the operation of OREO for the six months ended June 30, 1996 are $1.1 million in gains from the sale of OREO and $161 thousand of other gross income on OREO properties. This compares with gains of $729 thousand and other gross income of $76 thousand for the first six months of 1995.

     Liberty's operating efficiency ratio for the first six months of 1996 improved to 72.5% compared to 81.5% in 1995. The operating efficiency ratio is defined as noninterest expense as a percent of net interest income on a tax equivalent basis plus noninterest income less security gains or losses.

Income Taxes

     Liberty recorded $5.5 million in income tax expense (30% effective tax rate) for the first six months of 1996. This compares to an income tax expense of $5.6 million for the first six months of 1995. It is anticipated that future effective income tax rates will approximate the statutory rate less the effects of permanent differences, primarily tax-exempt interest income.

     At December 31, 1995, Liberty had net operating loss carryforwards available to offset future state taxable income of approximately $80 million. Given a long history of generating operating losses for state income tax purposes, it was previously determined that it was more likely than not that Liberty would not be able to utilize a substantial portion of these net operating loss carryforwards prior to their expiration.

     Beginning in 1996, Liberty undertook an analysis to determine ways it may be able to generate sufficient state taxable income in order to utilize these net operating loss carryforwards. Although the analysis has not been completed, it appears, given the level of income Liberty has generated in 1996 as well as the ability to employ selected tax planning strategies, that the generation of state taxable income sufficient to utilize all or a substantial portion of the net operating losses is a strong possibility. Liberty plans to complete its analysis in the third quarter of 1996 and make appropriate adjustments to the valuation allowance established previously for state net operating loss carryforwards at that time.

Performance Summary:  Second Quarter of 1996
Compared to Second Quarter 1995

     During the second quarter of 1996 the Company reported net income of $6.6 million or $.67 per common share compared to net income of $6.1 million or $.62 per share for the second quarter of 1995. The primary changes between periods were in net interest income, the provision for loan losses, the deposit insurance assessment and employee salaries and benefits.

Net Interest Income

     On a tax-equivalent basis, net interest income for the second quarter of 1996 increased $1.4 million or 6.3% to $23.6 million from $22.2 million in the second quarter of 1995. The tax-equivalent net interest margin was 3.94% for the second quarter of 1996 compared to 3.84% for the same period one year ago.

     Tax-equivalent interest income increased $1.5 million to $46.7 million for the second quarter of 1996 compared to $45.2 million in the same period of 1995. The increase is due primarily to increased levels of earning assets, primarily loans and federal funds sold which were partially funded through sales and maturities of taxable securities. While the national average prime rate for the second quarter of 1996 was 75 basis points lower than the same period in 1995, Liberty's yield on loans only declined 35 basis points due to the significant increase in fixed-rate retail-based loans and the upward repricing of loans as the fixed-rate portion of the portfolio turned over. Taxable securities averaged $238.2 million below the second quarter of 1995 but the yield improved 35 basis points from 6.2% to 6.6% as maturities not used to fund the increased loan demand were invested in higher yielding securities.
The yield on average earning assets decreased slightly from 7.82% to 7.80%.

     Total interest expense amounted to $23.1 million for the second quarter of 1996 compared to $23.0 million in the same period of 1995. While interest-bearing liabilities increased for the second quarter of 1996, primarily in the time deposit area, the impact was generally offset by decreased interest rates. The cost of funds decreased to 4.84% in the second quarter of 1996 from 4.99% the previous year.

Noninterest Income

     Noninterest income increased $317 thousand or 2.1% in the second quarter of 1996 compared to the second quarter of 1995, primarily due to higher trust fees and service charges on deposits. These increases were partially offset by lower net securities gains which decreased from $1.8 million in the second quarter of 1995 to $1.3 million in the same period of 1996.

Noninterest Expense

     Noninterest expense decreased $642 thousand or 2.3% during the second quarter 1996 as compared to the same period in 1995. The largest factor was a $1.1 million reduction in the deposit insurance assessment as explained in the year-to-date analysis. Other noninterest expense also decreased $591 thousand, largely as a result of a $940 provision in 1995 to cover expenses as explained in the year-to-date analysis. These savings were partially offset by increases in salaries and employee benefits due to increased expenses relating to management incentive and bonus plans and the employee medical plan.

Credit Risk Management

     Nonperforming assets include nonperforming loans and other real estate and assets owned net of reserves. Total nonperforming assets have decreased $5.1 million or 29.6% since year-end 1995 as shown in the following table.

- -------------------------------------------------------------------------------
Nonperforming Assets
- -------------------------------------------------------------------------------
                                                  6/30/96   12/31/95    6/30/95
- -------------------------------------------------------------------------------
Nonperforming loans
  Nonaccrual                                      $ 6,419    $ 9,878    $ 5,646
  Restructured                                        646        690          _
  Past due 90 days or more                          2,683      2,975      1,845
- -------------------------------------------------------------------------------
Total nonperforming loans                           9,748     13,543      7,491
  Other real estate and assets owned                2,421      3,731      3,286
- -------------------------------------------------------------------------------
Total nonperforming assets                        $12,169    $17,274    $10,777
===============================================================================

     At June 30, 1996, total nonperforming loans and gross OREO were .9% of total loans and other real estate and assets owned and .4% of total assets. Nonperforming loans at June 30, 1996 represented .7% of total loans. Of the nonperforming loans at June 30, 1996, 26.7% were real estate-related.

Reserve for Loan Losses

     The reserve for loan losses at June 30, 1996 was 171.2% of total nonperforming loans and 1.17% of total loans. A $2.9 million provision was made in the first half of 1996. As loans continue to increase, Liberty expects to continue to provide additional reserves for the foreseeable future. No provisions for loan losses were made during the first six months of 1995. Loan charge-offs, presented in the following table, have increased $1.7 million due to increases in charge-offs associated with loans in the retail sector. As national trends in financial institutions are indicating and Liberty has also experienced in recent months, charge-offs of loans-to-individuals have increased compared to the same period in 1995. Accordingly, Liberty continues to evaluate the need for additional reserves in this sector. The following table summarizes the reserve for loan loss activity for the first six months of 1996 and 1995:

- -------------------------------------------------------------------------------
Reserve for Loan Losses
- -------------------------------------------------------------------------------
(In thousands)                                              1996         1995
- -------------------------------------------------------------------------------
Balance at January 1                                      $16,483      $19,081
Additions
  Recoveries                                                  437          528
  Provisions                                                2,890            _
Less _ Charge-offs                                         (3,120)      (1,443)
- -------------------------------------------------------------------------------
Balance at June 30                                        $16,690      $18,166
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

     At June 30, 1996, Liberty had a recorded investment of $7.1 million in loans classified as impaired, of which $3.1 million required a valuation allowance of $457 thousand which is included as a component of the reserve for loan losses. Interest income on impaired loans has been recorded by Liberty in a manner consistent with its income recognition policies for other loans.

     The reserve for loan losses, theoretically, adjusts the value of the loan portfolio to its realizable value by covering the inherent losses in the portfolio. In practice, this valuation can never be precise. Changing or uncertain economic conditions can lead to reevaluations of the adequacy of the reserve. Current economic conditions are uncertain and Liberty plans to evaluate the adequacy of its reserve, as always, in light of current conditions and anticipated trends. Liberty has used a range method for many years in determining reserve adequacy. This method allows adjustments to the reserve to reflect loan review's and management's assessment of the loss inherent in the loan portfolio as economic conditions change and historic loss data is evaluated.

Other Real Estate and Assets Owned

     Net OREO decreased $1.3 million or 35.1% since year-end 1995 and $865 thousand or 26.3% from June 30, 1995. These reductions have primarily been the result of sales. Net OREO at June 30, 1996 was $2.4 million.

     The following table illustrates the changes in the reserve for OREO for the first six months of 1996 and 1995:

- -------------------------------------------------------------------------------
Reserve for Losses on Other Real Estate and Assets Owned
- -------------------------------------------------------------------------------
(In thousands)                                                 1996     1995
- -------------------------------------------------------------------------------
Balance at January 1                                           $856    $1,042
Provisions for losses                                             _         _
Charge-offs                                                     (55)      (50)
- -------------------------------------------------------------------------------
Balance at June 30                                             $801      $992
===============================================================================

Asset and Liability Management

     Liberty's overall liquidity is more than adequate to meet its foreseeable funding needs. Sufficient sources of asset based liquidity, such as marketable securities and federal funds sold, are available to meet the planned loan growth and other short-term needs of the Company. Retail deposits are also a major source of funds, but wholesale funding sources such as federal funds purchased and other borrowings are also used to provide liquidity. While funds are readily available, the competition for deposits is significant from other banks and nonbanking investment products causing an upward pressure on cost of funds. However, Liberty's costs of funds are commensurate with local competition.

     As a result of lower levels of investment securities and increased deposit levels, Liberty was a net seller of federal funds and securities under repurchase agreements averaging $77.0 million for the first six months of 1996 compared to being a net purchaser of $80.7 million for the same period in 1995. Net loans as a percentage of deposits average 60.2% during the first six months of 1996 compared to 53.7% for the same period in 1995. These amounts and percentages are within the Company's liquidity and interest rate risk policies. Due to the increase in loan volume, restructuring of the available for sale portfolio into higher yields and more stable cost of funds, Liberty's net interest margin has improved significantly in 1996 compared to the first six months of 1995.

Capital Funds

     Shareholders' investment of $265.8 million as a percentage of total assets was 9.0% at June 30, 1996 compared to $268.9 million or 9.2% at December 31, 1995 and $253.0 million or 9.4% at June 30, 1995. The valuation of available for sale securities included in shareholders' investment, net of tax, at June 30, 1996 declined $10.6 million from year-end 1995. Net earnings retained for the first six months of 1996 amounted to $8.0 million.

     Liberty's capital base remains more than adequate with a leverage ratio of 9.15% on Tier 1 capital of $255.5 million at June 30, 1996 compared to 9.02% on $245.0 million at December 31, 1995 and 8.49% on $228.7 million at June 30, 1995. Liberty had a risk-based capital ratio at June 30, 1996 of 14.26%. This compares to 13.97% at December 31, 1995 and 14.38% at June 30, 1995. Liberty Oklahoma City and Liberty Tulsa had risk-based capital ratios at June 30, 1996 of 14.36% and 12.11%, respectively. The Federal Deposit Insurance Corporation assesses insurance premiums based in part on the level of capital with banks which are "well capitalized" paying assessments at lower rates. Liberty's and its subsidiary banks' capital ratios are significantly higher than the current guidelines and the subsidiary banks are "well capitalized" for deposit insurance assessment purposes.

Parent Company Funding Sources and Dividends

     At June 30, 1996, the parent company had cash and interest-bearing deposits of $10.3 million compared to $1.1 million at year-end 1995 and $9.2 million at June 30, 1995. The primary changes in the funding position of the parent company since year end 1995 were the intercompany tax settlement, net of estimated tax payments, totaling $6.1 million and intercompany dividends totaling $5.0 million.

     The parent company's ability to fund various operating expenses and dividends is generally dependent on parent-only earning power, cash reserves and funds derived from its subsidiaries, principally Liberty Oklahoma City and Liberty Tulsa. These funds historically have been provided primarily by in-tercompany dividends and management fees. Management fees are generally limited to reimbursement of actual expenses. It is anticipated that the parent company's recurring cash sources will continue to include management fees from subsidiaries, proceeds from the sale of other assets (principally other real estate and assets owned) and retained rights to any gains from the sales of mortgage servicing and other assets. Dividends are paid by the subsidiary banks from time to time to support the parent company's activities. Liberty Oklahoma City and Liberty Tulsa are limited in their ability to pay dividends based on applicable provisions of the National Bank Act pertaining to earnings and undivided profits. As of June 30, 1996 the ability of Liberty Oklahoma City and Liberty Tulsa to pay dividends without regulatory approval was limited to $31.8 million and $5.7 million, respectively.

     Liberty paid cash dividends of $4.7 million or $.50 per share in the first six months of 1996. This compares to cash dividends in the first six months of 1995 of $3.8 million or $.40 per share. It is expected that such cash dividends will continue if justified by Liberty's earnings, capital adequacy and financial condition.

     In management's opinion, the parent company's current liquidity and cash sources are anticipated to be adequate to meet its obligations in the near term.



- -------------------------------------------------------------------------------
SELECTED STATISTICAL INFORMATION                          Liberty Bancorp, Inc.
- -------------------------------------------------------------------------------
Consolidated Summary of Quarterly Financial Information
- -------------------------------------------------------------------------------
(In thousands, except per share data)
- -------------------------------------------------------------------------------
For quarter ended               6/30/96   3/31/96  12/31/95   9/30/95   6/30/95
- -------------------------------------------------------------------------------
Interest income                 $46,054   $45,453   $45,298   $44,513   $44,584
Interest income (tax equivalent) 46,696    46,115    45,972    45,143    45,165
Interest expense                 23,108    23,378    23,254    22,956    22,972
Net interest income              22,946    22,075    22,044    21,557    21,612
Provision for loan losses         1,715     1,175     1,150       200         _
Trust fees                        4,120     4,134     4,021     4,127     3,824
Mortgage banking income           1,565     1,715     1,489     1,645     1,486
Other noninterest income         10,056     8,794    10,115     9,534    10,114
Noninterest expense              27,426    26,888    26,718    25,571    28,068
Net income                        6,649     6,051     6,678     7,511     6,099
Net income per share                .67       .61       .68       .76       .62

Common stock price range
  High                            37.25     38.75     38.88     37.25     35.75
  Low                             35.25     35.75     36.25     32.25     29.75
  Close                           35.50     37.00     37.25     36.75     32.50

At Quarter End
  Shares of common stock,
    net of treasury stock
      Outstanding                 9,462     9,468     9,467     9,468     9,482
      Fully-diluted               9,902     9,933     9,875     9,871     9,866






Average Balances/Net Interest Margin/Rates (1)
- ------------------------------------------------------------------------------------------------
For the year-to-date                            1996                           1995
- ------------------------------------------------------------------------------------------------
                                     Average             Average    Average              Average
(In thousands)                       Balance   Interest   Rate      Balance   Interest    Rate
- ----------------------------------- ----------- --------- -------- ----------- ---------- ------
Assets
Loans (2)                           $1,407,846  $60,710   8.67%    $1,206,587  $52,937    8.85%
Investment securities (3)
  Taxable                              723,705   23,521   6.54        991,642   30,160    6.13
  Nontaxable                            79,647    3,142   7.93         63,020    2,506    8.02
Trading account securities              11,593      332   5.76          3,466      127    7.39
- ----------------------------------- ----------  -------   -----    ----------  -------    -----
Total securities                       814,945   26,995   6.66      1,058,128   32,793    6.25
Federal funds sold and securities
  purchased under agreements to
  resell and other                     192,543    5,106   5.33         55,961    1,685    6.07
- ----------------------------------- ----------  -------   -----    ----------  -------    -----
Total earning assets                 2,415,334   92,811   7.73      2,320,676   87,415    7.60
Cash and due from banks-
  noninterest-bearing                  264,720                        258,079
Reserve for loan losses                (16,496)                       (18,802)
Other assets                           154,387                        166,087
                                    ----------                     ----------
      Total assets                  $2,817,945                     $2,726,040
                                    ==========                     ==========


Liabilities and Shareholders'
  Investment
Interest-bearing deposits
  Savings and money market
    accounts                        $  807,358  $14,269   3.55%    $  781,689  $14,360    3.70%
  Other time deposits                  911,673   26,748   5.90        842,659   24,337    5.82
- ----------------------------------- ----------  -------   -----    ----------  -------    -----
  Total interest-bearing deposits    1,719,031   41,017   4.80      1,624,348   38,697    4.80
Federal funds purchased and
  securities sold under agreements
  to repurchase                        114,930    2,911   5.09        135,898    3,862    5.73
Other borrowings                        89,910    2,558   5.72        105,854    3,046    5.80
- ----------------------------------- ----------  -------   -----    ----------  -------    -----
    Total interest-bearing
      liabilities                    1,923,871   46,486   4.86      1,866,100   45,605    4.93
Demand deposits                        592,704                        587,049
Other liabilities                       32,231                         28,210
Shareholders' investment               269,139                        244,681
                                    ----------                     ----------
    Total liabilities and
      shareholders' investment      $2,817,945                     $2,726,040
                                    ==========                     ==========
Interest income/earning assets                  $92,811   7.73%                $87,415    7.60%
Interest expense/earning assets                  46,486   3.87                  45,605    3.96
                                                -------   -----                -------    -----
Net interest margin                             $46,325   3.86%                $41,810    3.64%
                                                =======   =====                =======    =====

(1) Income and rates shown on a tax-equivalent basis have been computed based on the statutory rate of 35% for 1995, 1994 and 1993 and 34% for the years 1992 and 1991.
(2) Includes nonaccrual loans.
(3) Includes available for sale securities at amortized cost for all years presented.





Average Balances/Net Interest Margin/Rates (1)
- --------------------------------------------------------------------------------------------------------------------------------
Three months ended                          June 30, 1996                  March 31, 1996                 December 31, 1995
- --------------------------------------------------------------------------------------------------------------------------------
                                     Average             Average    Average              Average     Average             Average
(In thousands)                       Balance   Interest   Rate      Balance   Interest    Rate       Balance   Interest   Rate
- ----------------------------------- ----------- --------- -------- ----------- ---------- --------- ----------- --------- ------
Assets
Loans (2)                           $1,414,577  $30,774   8.75%    $1,401,115  $29,936    8.59%     $1,381,156  $30,565   8.78%
Investment securities (3)
  Taxable                              718,576   11,779   6.59        728,833   11,742    6.48         750,365   12,041   6.37
  Nontaxable                            78,519    1,557   7.98         80,776    1,585    7.89          78,866    1,572   7.91
Trading account securities              18,280      255   5.61          4,906       77    6.31           5,391       89   6.55
- ----------------------------------- ----------  -------   -----    ----------  -------    -----     ----------- -------   -----
Total securities                       815,375   13,591   6.70        814,515   13,404    6.62         834,622   13,702   6.51
Federal funds sold and securities
  purchased under agreements to
  resell and other                     178,825    2,331   5.24        206,261    2,775    5.41         118,116    1,705   5.73
- ----------------------------------- ----------  -------   -----    ----------  -------    -----     ----------- -------   -----
Total earning assets                 2,408,777   46,696   7.80      2,421,891   46,115    7.66       2,333,894   45,972   7.81
Cash and due from banks-
  noninterest-bearing                  253,630                        275,813                          274,582
Reserve for loan losses                (16,433)                       (16,559)                         (16,333)
Other assets                           158,315                        150,458                          146,823
                                    -----------                    -----------                      -----------
    Total assets                    $2,804,289                     $2,831,603                       $2,738,966
                                    ===========                    ===========                      ===========


Liabilities and Shareholders'
  Investment
Interest-bearing deposits
  Savings and money market
    accounts                        $  801,890  $ 7,114   3.57%    $  812,827  $ 7,155    3.54%     $  789,463  $ 7,373   3.71%
  Other time deposits                  924,342   13,413   5.84        899,003   13,335    5.97         818,085   12,349   5.99
- ----------------------------------- ----------  -------   -----    ----------  -------    -----     ----------- -------   -----
  Total interest-bearing deposits    1,726,232   20,527   4.78      1,711,830   20,490    4.81       1,607,548   19,722   4.87
Federal funds purchased and
  securities sold under agreements
  to repurchase                        113,469    1,420   5.03        116,391    1,491    5.15         131,932    1,846   5.55
Other borrowings                        80,836    1,161   5.78         98,983    1,397    5.68         114,146    1,686   5.86
- ----------------------------------- ----------  -------   -----    ----------  -------    -----     ----------- -------   -----
    Total interest-bearing
      liabilities                    1,920,537   23,108   4.84      1,927,204   23,378    4.88       1,853,626   23,254   4.98
Demand deposits                        581,950                        603,461                          592,442
Other liabilities                       33,997                         30,465                           30,862
Shareholders' investment               267,805                        270,473                          262,036
                                    ----------                     ----------                       ----------
    Total liabilities and
      shareholders' investment      $2,804,289                     $2,831,603                       $2,738,966
                                    ==========                     ==========                       ==========

Interest income/earning assets                  $46,696   7.80%                $46,115    7.66%                 $45,972   7.81%
Interest expense/earning assets                  23,108   3.86                  23,378    3.88                   23,254   3.95
                                                --------- -----                -------    -----                 -------   -----
Net interest margin                             $23,588   3.94%                $22,737    3.78%                 $22,718   3.86%
                                                ========= =====                =======    =====                 =======   =====

(1) Income and rates shown on a tax-equivalent basis have been computed based on the statutory rate of 35%.
(2) Includes nonaccrual loans.
(3) Includes available for sale securities at amortized cost for all years presented.

Average Balances/Net Interest Margin/Rates (1)
- ------------------------------------------------------------------------------------------------
Three months ended                       September 30, 1995                June 30, 1995
- ------------------------------------------------------------------------------------------------
                                     Average             Average    Average              Average
(In thousands)                       Balance   Interest   Rate      Balance   Interest    Rate
- ----------------------------------- ----------- --------- -------- ----------- ---------- ------
Assets
Loans (2)                           $1,334,004  $29,648   8.82%    $1,240,910  $28,154    9.10%
Investment securities (3)
  Taxable                              821,480   13,174   6.36        956,804   14,875    6.24
  Nontaxable                            71,262    1,418   7.89         62,384    1,241    7.98
Trading account securities               3,661       64   6.94          3,766       70    7.46
- ----------------------------------- ----------  -------   -----    ----------  -------    -----
Total securities                       896,403   14,656   6.49      1,022,954   16,186    6.35
Federal funds sold and securities
  purchased under agreements to
  resell and other                      55,824      839   5.96         54,071      825    6.12
- ----------------------------------- ----------  -------   -----    ----------  -------    -----
Total earning assets                 2,286,231   45,143   7.83      2,317,935   45,165    7.82
Cash and due from banks-
  noninterest-bearing                  255,621                        252,626
Reserve for loan losses                (18,545)                       (18,625)
Other assets                           157,210                        166,376
                                    ----------                     ----------
    Total assets                    $2,680,517                     $2,718,312
                                    ==========                     ==========


Liabilities and Shareholders'
  Investment
Interest-bearing deposits
  Savings and money market
    accounts                        $  782,762  $ 7,303   3.70%    $  787,954  $ 7,318    3.73%
  Other time deposits                  780,445   11,805   6.00        824,703   12,248    5.96
  Total interest-bearing deposits    1,563,207   19,108   4.85      1,612,657   19,566    4.87
Federal funds purchased and
  securities sold under agreements
  to repurchase                        121,319    1,705   5.58        129,446    1,859    5.76
Other borrowings                       146,610    2,143   5.80        103,734    1,547    5.98
- ----------------------------------- ----------  -------   -----    ----------  -------    -----
    Total interest-bearing
      liabilities                    1,831,136   22,956   4.97      1,845,837   22,972    4.99
Demand deposits                        563,629                        593,167
Other liabilities                       30,393                         29,583
Shareholders' investment               255,359                        249,725
                                    ----------                     ----------
    Total liabilities and
      shareholders' investment      $2,680,517                     $2,718,312
                                    ==========                     ==========

Interest income/earning assets                  $45,143   7.83%                $45,165    7.82%
Interest expense/earning assets                  22,956   3.98                  22,972    3.98
                                                -------   -----                -------    -----
Net interest margin                             $22,187   3.85%                $22,193    3.84%
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


- -------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET                                Liberty Bancorp, Inc.
- -------------------------------------------------------------------------------
                                           June 30,    December 31,    June 30,
(In thousands, except share data)            1996          1995          1995
- -------------------------------------------------------------------------------
Assets
Cash and due from banks
  Noninterest-bearing                    $  291,832    $  299,473    $  292,890
  Interest-bearing                              517           623           431
Federal funds sold and securities
  purchased under agreements to resell      128,985       260,740        14,590
- -------------------------------------------------------------------------------
    Total cash and cash equivalents         421,334       560,836       307,911
- -------------------------------------------------------------------------------
Trading securities                           85,888         8,689         3,047
Investment securities
  Available for sale                        656,329       594,979       489,822
  Held to maturity                          162,541       192,687       431,906
  Equity                                     19,973        19,757        18,244
- -------------------------------------------------------------------------------
    Total investment securities             838,843       807,423       939,972
- -------------------------------------------------------------------------------
Loans                                     1,424,596     1,404,214     1,279,336
  Less:  Reserve for loan losses            (16,690)      (16,483)      (18,166)
- -------------------------------------------------------------------------------
    Loans, net                            1,407,906     1,387,731     1,261,170
- -------------------------------------------------------------------------------
Property and equipment, net                  63,719        65,733        67,639
Accounts receivable                          57,896        10,969        33,107
Accrued income receivable                    28,169        27,165        26,221
Deferred tax asset, net                      10,582         7,740        14,417
Other real estate and assets owned, net       2,421         3,731         3,286
Other assets                                 45,960        42,527        46,094
- -------------------------------------------------------------------------------
    Total assets                         $2,962,718    $2,922,544    $2,702,864
===============================================================================


Liabilities and Shareholders' Investment
Deposits
  Noninterest-bearing                    $  645,117    $  590,056    $  550,319
  Interest-bearing                        1,705,246     1,732,522     1,539,652
- -------------------------------------------------------------------------------
    Total deposits                        2,350,363     2,322,578     2,089,971
- -------------------------------------------------------------------------------
Other borrowings
  Federal funds purchased and securities
    sold under agreements to repurchase     161,491       171,739       125,041
  Other                                     147,226       128,267       183,178
- -------------------------------------------------------------------------------
      Total other borrowings                308,717       300,006       308,219
- -------------------------------------------------------------------------------
Accrued interest, expenses and taxes         22,643        23,275        21,130
Accounts payable                             14,214         6,888        29,469
Other liabilities                               903           903         1,119
- -------------------------------------------------------------------------------
    Total liabilities                     2,696,840     2,653,650     2,449,908
- -------------------------------------------------------------------------------
Shareholders' Investment
Common stock ($.01 par value; 50,000,000
  shares authorized)                             95            95            95
- ------------------------------------------
             June 30,  Dec. 31,  June 30,
               1996      1995      1995
- ------------------------------------------
 Shares
    issued   9,488,428 9,488,428 9,488,428
  Shares
    out-
    standing 9,461,931 9,467,012 9,481,741
Capital surplus                             210,184       210,597       211,406
Retained earnings                            58,540        50,578        40,182
Treasury stock, at cost _ 26,497 shares
  at June 30, 1996, 21,416 shares at
  December 31, 1995 and 6,687 shares at
  June 30, 1995                                (970)         (768)         (216)
Unrealized security gains (losses), net
  of tax                                       (604)       10,025         3,376
Deferred compensation                        (1,367)       (1,633)       (1,887
- -------------------------------------------------------------------------------
    Total shareholders' investment          265,878       268,894       252,956
- -------------------------------------------------------------------------------
    Total liabilities and shareholders'
      investment                         $2,962,718    $2,922,544    $2,702,864
===============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

- -------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF INCOME                          Liberty Bancorp, Inc.
- -------------------------------------------------------------------------------
(In thousands, except share data)        Six Months Ended    Three Months Ended
June 30                                  1996      1995       1996       1995
- -------------------------------------------------------------------------------
Interest Income
  Loans                                $60,533    $52,662    $30,698   $28,015
  Investments
    Taxable                             23,521     30,160     11,779    14,875
    Nontaxable                           2,035      1,640      1,003       811
  Trading                                  312        108        243        58
  Federal funds sold and other           5,106      1,685      2,331       825
- -------------------------------------------------------------------------------
      Total interest income             91,507     86,255     46,054    44,584
- -------------------------------------------------------------------------------
Interest Expense
  Deposits                              41,017     38,697     20,527    19,566
  Other borrowings                       5,469      6,908      2,581     3,406
- -------------------------------------------------------------------------------
      Total interest expense            46,486     45,605     23,108    22,972
- -------------------------------------------------------------------------------
Net Interest Income                     45,021     40,650     22,946    21,612
Provision for loan losses                2,890        _        1,715       _
- -------------------------------------------------------------------------------
Net Interest Income After Provision
  for Loan Losses                       42,131     40,650     21,231    21,612
- -------------------------------------------------------------------------------
Noninterest Income
  Trust fees                             8,254      7,768      4,120     3,824
  Service charges on deposits            7,864      7,320      4,015     3,727
  Mortgage banking income                3,280      3,004      1,565     1,486
  Trading account profits
    and commissions                      2,047      1,922      1,036       934
  Net securities gains                   1,796      6,003      1,348     1,789
  Credit card fees                       1,306      1,187        631       570
  Loan fees                                767        802        416       444
  Other                                  5,070      5,080      2,610     2,650
- -------------------------------------------------------------------------------
    Total noninterest income            30,384     33,086     15,741    15,424
- -------------------------------------------------------------------------------
Noninterest Expense
  Salaries                              21,768     21,013     10,871    10,349
  Employee benefits                      5,445      4,522      2,815     2,172
  Equipment                              5,209      4,963      2,619     2,461
  Occupancy, net                         4,233      4,455      2,160     2,255
  Data processing                        3,795      3,435      1,916     1,844
  Professional and other services        3,778      3,547      1,948     1,856
  Printing, postage and supplies         2,646      2,835      1,373     1,441
  Advertising and business development   2,126      1,891      1,135       957
  Amortization of intangibles,including
    purchased mortgage servicing rights  1,138      1,182        554       592
  Deposit insurance assessments             70      2,329         33     1,175
  Net income from operation of other
    real estate and assets owned        (1,261)      (679)      (799)     (426)
  Other                                  5,367      6,661      2,801     3,392
- -------------------------------------------------------------------------------
      Total noninterest expense         54,314     56,154     27,426    28,068
- -------------------------------------------------------------------------------
Income Before Provision
  for Income Taxes                      18,201     17,582      9,546     8,968
Provision for income taxes               5,501      5,578      2,897     2,869
- -------------------------------------------------------------------------------
    Net Income                         $12,700    $12,004    $ 6,649   $ 6,099
===============================================================================
    Net Income Per Share -
      Primary and Fully-Diluted        $  1.28    $  1.22    $   .67   $   .62
===============================================================================
The accompanying notes are an integral part of these consolidated financial statements.




CONSOLIDATED STATEMENT OF SHAREHOLDERS' INVESTMENT                                                         Liberty Bancorp, Inc.
- --------------------------------------------------------------------------------------------------------------------------------
                                                                                       Unrealized
                                                                                        Security                     Total
                                              Common   Capital   Retained   Treasury     Gains        Deferred     Shareholders'
(Dollars in thousands)                         Stock   Surplus   Earnings     Stock     (Losses)    Compensation    Investment
- ----------------------------------------------- ------ ---------- --------- ----------- ------------- -------------- -----------
Balance January 1, 1995                         $95    $211,733   $31,972   $  (435)    $ (6,854)     $(2,131)       $234,380
  Net income                                      _         _      12,004        _           _            _            12,004
  Dividends paid ($.40 per share)                 _         _      (3,794)       _           _            _            (3,794)
  Amortization of deferred compensation           _         _         _          _           _            244             244
  Change in unrealized gains (losses) on
    available for sale securities, net of tax     _         _         _          _        10,230          _            10,230
  Purchase of treasury stock (38,900 shares)      _         _         _      (1,198)         _            _            (1,198)
  Treasury stock issued (46,228 shares)           _        (327)      _       1,417          _            _             1,090
- ----------------------------------------------- ------ ---------- --------- ----------- ------------- -------------- -----------
Balance June 30, 1995                           $95    $211,406   $40,182   $  (216)    $  3,376      $(1,887)       $252,956
=============================================== ====== ========== ========= =========== ============= ============== ===========

Balance January 1, 1996                         $95    $210,597   $50,578   $  (768)     $10,025      $(1,633)       $268,894
  Net income                                      _         _      12,700        _         _              _            12,700
  Dividends paid ($.50 per share)                 _         _      (4,738)       _         _              _            (4,738)
  Amortization of deferred compensation           _         _         _          _         _              266             266
  Change in unrealized gains (losses) on
    available for sale securities, net of tax     _         _         _          _       (10,629)          _          (10,629)
  Purchase of treasury stock (46,759 shares)      _         _         _      (1,716)       _               _           (1,716)
  Treasury stock issued (41,678 shares)           _        (413)      _       1,514        _               _            1,101
- ----------------------------------------------- ------ ---------- ---------- ---------- ------------- -------------- ---------
Balance June 30, 1996                           $95    $210,184   $58,540    $ (970)     $  (604)     $(1,367)       $265,878
=============================================== ====== ========== ========== ========== ============= ============== =========

The accompanying notes are an integral part of these consolidated financial statements.



- -------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS                      Liberty Bancorp, Inc.
- -------------------------------------------------------------------------------
First six months (In thousands)                            1996          1995
- -------------------------------------------------------------------------------
Cash provided (absorbed) by operating activities
Net income                                             $  12,700     $  12,004
Adjustments to reconcile net income to net cash
  provided (absorbed) by operating activities:
    Provisions for losses                                  2,992         1,790
    Provision for income taxes                             5,501         5,578
    Depreciation and amortization                          5,706         5,330
    Capitalization of originated mortgage
      servicing rights                                      (150)          _
    Net amortization of investment securities              1,911         2,648
    Gain on sale of assets                                (5,239)       (8,572)
    Change in trading account securities                 (75,009)       18,462
    Loans made for purposes of resale                    (60,053)      (41,390)
    Proceeds from sale of loans held for resale           43,546        20,705
    Change in accrued interest, expenses and taxes,
      accounts payable and other liabilities              (2,274)       (1,741)
    Change in accrued income receivable,
      accounts receivable and other assets               (47,732)       (3,269)
- -------------------------------------------------------------------------------
      Net cash provided by operating activities         (118,101)       11,545
===============================================================================
Cash provided (absorbed) by investing activities
  Proceeds from maturities and paydowns on
    Available for sale securities                        224,795        99,313
    Held to maturity securities                           44,239        43,047
  Proceeds from sales of
    Available for sale securities                        129,626       469,737
    Equity securities                                        -           5,152
  Purchases of
    Available for sale securities                       (431,966)     (385,114)
    Held to maturity securities                          (14,366)      (61,579)
    Equity securities                                       (216)         (765)
  Change in net loans made by bank subsidiaries           (7,115)      (78,065)
  Principal payments received on loans made by
    parent company and nonbank subsidiaries                2,793         2,093
  Loans made to customers by nonbank subsidiaries         (2,050)       (3,112)
  Expenditures for property and equipment                 (1,409)       (3,061)
  Proceeds from sale of property and equipment                21            22
  Sale proceeds and collections from other real estate
    and assets acquired in settlement of loans             3,135         2,951
  Purchases of mortgage servicing contracts                  (31)         (158)
- -------------------------------------------------------------------------------
     Net cash provided (absorbed) by investing
       activities                                        (52,544)       90,461
===============================================================================
Cash provided (absorbed) by financing activities
  Change in savings and demand deposits                   12,948      (198,219)
  Change in time deposits                                 14,837       (85,997)
  Change in short-term borrowings                          8,711        78,067
  Proceeds from issuance of common and treasury stock      1,101         1,090
  Purchase of treasury stock                              (1,716)       (1,198)
  Dividends paid on common stock                          (4,738)       (3,794)
  -----------------------------------------------------------------------------
     Net cash provided (absorbed) by
       financing activities                               31,143      (210,051)
  =============================================================================
   Net change in cash and cash equivalents              (139,502)     (108,045)
   Cash and cash equivalents at beginning of year        560,836       415,956
 ------------------------------------------------------------------------------
     Cash and cash equivalents at June 30              $ 421,334     $ 307,911
 ==============================================================================
Additional cash flow information
  Interest paid                                        $  46,420     $  46,524
  Income tax paid                                          3,113         1,107
  Noncash items included in investing activities
    Net loans transferred to (from) other real estate
      and assets owned                                       734           110
    Loans made to finance the sale of other
      real estate and assets owned                            12            _

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

     It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in Liberty's 1995 annual report on Form 10-K.


Note 2  Earnings Per Share

     Earnings per share are calculated using Liberty's weighted average common and common-equivalent shares (primarily stock options) outstanding during the periods. The weighted average number of shares used to compute primary and fully-diluted earnings per share are presented below.

- -------------------------------------------------------------------------------
June 30 (In thousands)                   Six Months Ended    Three Months Ended
- -------------------------------------------------------------------------------
                                           1996     1995        1996     1995
- -------------------------------------------------------------------------------
Weighted average shares outstanding
  Primary                                  9,924    9,828       9,916    9,839
  Fully-diluted                            9,924    9,837       9,916    9,845





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

Dated: August 14, 1996