Form 10-Q
period 1996-09-30
LIBERTY BANCORP INC /OK/
filed 1996-11-13
CIK 737287

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   September 30, 1996

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

Yes    X      No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                       Outstanding as of November 12, 1996
            -----                     -----------------------------------
         Common Stock                              9,444,097




                                FORM 10-Q
            For the The Quarterly Period Ended September 30, 1996
                         CROSS-REFERENCE INDEX

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




-------------------------------------------------------------------------------
FINANCIAL HIGHLIGHTS                                      Liberty Bancorp, Inc.
-------------------------------------------------------------------------------
September 30
(In thousands,                  Nine Months Ended          Three Months Ended
except share data)              1996         1995          1996          1995
-------------------------------------------------------------------------------
For the Third Quarter
  Total revenues            $  182,810   $  179,160    $   60,919   $   59,819
  Net interest income           68,227       62,207        23,206       21,557
  Provision for loan losses      7,165          200         4,275          200
  Trust fees                    12,377       11,895         4,123        4,127
  Mortgage banking income        4,980        4,649         1,700        1,645
  Other noninterest income      27,370       31,848         8,520        9,534
  Noninterest expense           83,666       81,725        29,352       25,571
  Income before provision
    for income taxes            22,123       28,674         3,922       11,092
  Provision for income taxes     1,699        9,159        (3,802)       3,581
  Net income                    20,424       19,515         7,724        7,511
  Per share data _ primary
    and fully-diluted
      Net income                  2.06         1.98           .78          .76
      Cash dividends declared      .75          .60           .25          .20
-------------------------------------------------------------------------------
At September 30
  Loans                     $1,463,223   $1,387,495    $1,463,223   $1,387,495
  Earning assets             2,442,790    2,289,026     2,442,790    2,289,026
  Assets                     2,905,361    2,704,750     2,905,361    2,704,750
  Deposits                   2,383,434    2,151,779     2,383,434    2,151,779
  Total shareholders'
    investment                 273,297      257,547       273,297      257,547
  Book value per common share    28.92        27.20         28.92        27.20
-------------------------------------------------------------------------------
Average Balances
  Loans                     $1,417,180   $1,249,526    $1,435,645   $1,334,004
  Earning assets             2,417,666    2,309,068     2,422,279    2,286,231
  Assets                     2,806,493    2,710,699     2,783,839    2,680,517
  Deposits                   2,306,883    2,182,900     2,297,285    2,126,836
  Total shareholders'
    investment                 269,751      248,280       270,962      255,359
-------------------------------------------------------------------------------
Ratios
  Capital ratios
    Leverage                      9.30%        9.02%         9.30%        9.02%
    Risk-based                   14.26        14.46         14.26        14.46
  Average shareholders'
    investment as a % of
    average total assets          9.61         9.16          9.73         9.53
  Average earning assets as
    a % of average total
    assets                       86.15        85.18         87.01        85.29
  Rate of return on
      Average earning assets      1.13         1.13          1.27         1.30
      Average total assets         .97          .96          1.10         1.11
      Average total share-
        holders' investment      10.11        10.51         11.34        11.67
  Dividend payout ratio          36.41        30.30         32.05        26.32
  Operating efficiency ratio     73.86        76.96         76.52        68.55
  Provision for loan losses
    as a % of average loans        .68          .02          1.18          .06

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

     Liberty has twenty nine full-service banking locations in Oklahoma from which it provides its financial services. These locations are in Oklahoma City, Tulsa, Edmond, Norman, Choctaw, Jenks, Broken Arrow, Harrah and Midwest City. In addition, it has three limited service detached drive-in facilities in Oklahoma City, Tulsa and Norman. Liberty Mortgage Company ("LMC") conducts residential mortgage operations from the main Liberty Oklahoma City location, three branches and a correspondent network with community banks within the state. The LMC branch locations are in Oklahoma City, Tulsa and Enid, Oklahoma. Commercial mortgage operations are available at the main bank lo-cation of Liberty Oklahoma City and the LMC branch in Tulsa.

     The banking industry, both locally and nationally, is experiencing an expansion and consolidation trend which most likely will continue to present acquisition opportunities. Liberty will systematically evaluate these possibilities for the acquisition of smaller institutions as well as potential combinations with larger institutions to determine whether they may offer the potential for further enhancing shareholder value and otherwise meeting Liberty's corporate objectives.

     This Financial Review should be read in conjunction with the consolidated financial statements, notes to the consolidated financial statements and the supplemental statistical and financial data presented elsewhere in this report.

Performance Summary:  First Nine Months of 1996
Compared to First Nine Months of 1995

     For the first nine months of 1996, Liberty reported net income of $20.4 million or $2.06 per common share. This compares to net income of $19.5 million or $1.98 per common share for the first nine months of 1995. The increase in net income for the first nine months of 1996 is primarily due to an increase in net interest income and reduced income tax expense. These increases to income have been partially offset by lower net securities gains as well as an increased provision for loan losses as discussed under "Reserve for Loan Losses."

Net Interest Income

     On a tax-equivalent basis, net interest income increased $6.2 million or 9.7% in the first nine months of 1996 to $70.2 million compared to $64.0 million for the first nine months of 1995. The increase is primarily due to the continued increase in higher yielding loan levels as well as a decrease in lower-yielding taxable securities. The net interest margin for the first nine months of 1996 increased to 3.88% from 3.71% in the first nine months of 1995.

     Tax-equivalent interest income increased $7.5 million to $140.1 million for the first nine months of 1996 compared to $132.6 million in the same period of 1995 due primarily to a $168 million increase in average loan volumes and a $124.8 million increase in average federal funds sold. While the national average prime rate for the first nine months of 1996 was 59 basis points lower than the same period in 1995, Liberty's yield on loans only declined 21 basis points due to the significant increase in fixed-rate retail-based loans and the upward repricing of loans as the fixed-rate portion of the portfolio turned over. Funding for the increased loan and federal funds sold levels was provided by taxable investment securities sales and maturities not reinvested and by increased deposit levels. Taxable securities averaged $206.4 million below the first nine months of 1995 but the yield improved 41 basis points from 6.2% to 6.6% as maturities not used to fund the increased loan demand were invested in higher yielding securities. These yield and volume mix changes resulted in the yield on average earning assets increasing from 7.68% in 1995 to 7.74% in 1996.

     Total interest expense increased $1.3 million to $69.9 million for the first nine months of 1996 compared to $68.6 million for the same period in 1995. This increase was primarily attributable to an increase of $114.3 million in average interest-bearing deposits partially offset by declining interest rates. The increased deposit levels occurred primarily in money market account deposits and also in large time deposits. Liberty's cost of funds declined to 4.87% from 4.94% for the first nine months of 1996 and 1995, respectively.

Noninterest Income

     Noninterest income for the first nine months of 1996 decreased $3.7 million or 7.6% from the first nine months of 1995. The largest factor of this decrease was in net securities gains which decreased $4.5 million due to sales of equity and available for sale securities in 1995. Net securities gains for the first nine months of 1996 totaled $1.7 million compared to $6.2 million for the same period of 1995. Other changes from the first nine months of 1995 included increases in service charges on deposits totaling $855 thousand and trust fees which increased $482 thousand. Other noninterest income decreased $1.1 million, partially due to a $948 thousand gain on the sale of other bank premises in 1995.

Noninterest Expense

     Noninterest expense increased $1.9 million or 2.4% to $83.7 million for the first nine months of 1996 compared to $81.7 million for the same period one year ago. The largest increase was in salaries and employee benefits, which increased $2.3 million, as a result of merit increases and additional expenses relating to management incentive and bonus plans and higher employee medical insurance costs. Other increases include advertising and business development, which rose $552 thousand and data processing expense which increased $458 thousand due to additional contractual expenses with Liberty's facilities manager.

     The largest decrease was in the deposit insurance assessment which decreased $1.8 million or 80.8% in 1996, due to insurance rate reductions in the last half of 1995. The insurance rates on highly capitalized commercial banks of $.23 per hundred dollars of deposits in the Bank Insurance Fund were reduced to zero at the beginning of 1996 but remained at the same rate on approximately $61 million in Savings Association Insurance Fund ("SAIF") deposit accounts. This was partially offset by a special assessment in 1996 to fund the SAIF.

     Other noninterest expense decreased $664 thousand or 7.3%. Liberty made provisions in the first nine months of 1995 for $1.8 million to cover expenses related to anticipated payments, settlements and costs of various matters, including legal proceedings which occurred in the ordinary course of business. A similar provision was made in the first quarter of 1996 for $102 thousand. Liberty's charitable contribution expense increased in the first nine months of 1996 by $587 thousand.

     Net income from the operation of other real estate and assets owned ("OREO") amounted to $1.4 million and $2.1 million for the first nine months of 1996 and 1995, respectively. The results of the operation of OREO include operating income generated and gains from the sale of OREO properties, reduced by expenses related to the operation of OREO. Included in income from the operation of OREO for the nine months ended September 30, 1996 are $1.3 million in gains from the sale of OREO and $166 thousand of other gross income on OREO properties. This compares with gains of $2.2 million and other gross income of $116 thousand for the first nine months of 1995.

     Liberty's operating efficiency ratio for the first nine months of 1996 improved to 73.9% compared to 77.0% in 1995. The operating efficiency ratio is defined as noninterest expense as a percent of net interest income on a tax equivalent basis plus noninterest income less security gains or losses.

Income Taxes

     Liberty recorded $1.7 million in income tax expense (8% effective tax rate) for the first nine months of 1996. This compares to an income tax expense of $9.2 million for the first nine months of 1995. During the third quarter of 1996, Liberty completed its analysis of current year and projected future years' taxable income. Based on this analysis, it was determined that Liberty would be able to generate sufficient net taxable income to utilize its state net operating loss carryforwards as well as other credit carryforwards. As a result, Liberty reversed its valuation allowance and other reserves previously established for the uncertainties regarding the ability to utilize these net operating loss and credit carryforwards by $5.7 million.


     It is anticipated that future effective income tax rates will approximate the statutory rate less the effects of permanent differences, primarily tax-exempt interest income.

Performance Summary:  Third Quarter of 1996
Compared to Third Quarter 1995

     During the third quarter of 1996 the Company reported net income of $7.7 million or $.78 per common share compared to net income of $7.5 million or $.76 per share for the third quarter of 1995. The primary changes between periods were in the provision for income tax, the provision for loan losses and net interest income.

     Liberty made a negative provision for income taxes of $3.8 million in the third quarter of 1996 compared to a positive provision of $3.6 million in the same period of 1995 due to the analysis explained under "Income Taxes." Liberty also provided $4.3 million for loan losses during the third quarter of 1996 as opposed to $200 thousand in the third quarter of 1995.

Net Interest Income

     On a tax-equivalent basis, net interest income for the third quarter of 1996 increased $1.7 million or 7.7% to $23.9 million from $22.2 million in the third quarter of 1995. The tax-equivalent net interest margin was 3.92% for the third quarter of 1996 compared to 3.85% for the same period one year ago.

     Tax-equivalent interest income increased $2.1 million to $47.3 million for the third quarter of 1996 compared to $45.1 million in the same period of 1995. The increase is due primarily to increased levels of earning assets, primarily loans and federal funds sold which were partially funded through sales and maturities of taxable securities. While the national average prime rate for the third quarter of 1996 was 52 basis points lower than the same period in 1995, Liberty's yield on loans only declined 27 basis points due to the significant increase in fixed-rate retail-based loans and the upward repricing of loans as the fixed-rate portion of the portfolio turned over. Taxable securities averaged $85.2 million below the third quarter of 1995 but the yield improved 41 basis points from 6.4% to 6.8% as maturities not used to fund the increased loan demand were invested in higher yielding securities. The yield on average earning assets decreased slightly from 7.83% to 7.76%.

     Total interest expense amounted to $23.4 million for the third quarter of 1996 compared to $23.0 million in the same period of 1995. While interest-bearing liabilities increased for the third quarter of 1996, primarily in the time deposit area, the impact was generally offset by decreased interest rates. The cost of funds decreased to 4.89% in the third quarter of 1996 from 4.97% the previous year.

Noninterest Income

     Noninterest income decreased $963 thousand or 6.3% in the third quarter of 1996 compared to the third quarter of 1995, primarily due to $869 thousand in gains on sales of other bank premises recorded in 1995. Service charges on deposits increased $311 thousand during the third quarter of 1996 but was offset by a $307 thousand decline in net securities gains.

Noninterest Expense

     Noninterest expense increased $3.8 million or 14.8% during the third quarter 1996 as compared to the same period in 1995. The largest factor was a decline in net income from OREO of $1.4 million. Salaries and employee benefits increased $669 thousand due to increased expenses relating to merit increases, management incentive and bonus plans and the employee medical plan. Other increases included the special assessment to fund the Savings Association Insurance Fund of approximately $334 thousand as well as increased advertising and business development expenses.

Credit Risk Management

     Nonperforming assets include nonperforming loans and other real estate and assets owned net of reserves. Total nonperforming assets have decreased $4.2 million or 24.4% since year-end 1995 as shown in the following table.

-------------------------------------------------------------------------------
Nonperforming Assets
-------------------------------------------------------------------------------
                                                   9/30/96  12/31/95   9/30/95
-------------------------------------------------------------------------------
Nonperforming loans
  Nonaccrual                                       $ 7,550   $ 9,878   $13,100
  Restructured                                         605       690         _
  Past due 90 days or more                           2,798     2,975     2,241
-------------------------------------------------------------------------------
    Total nonperforming loans                       10,953    13,543    15,341
  Other real estate and assets owned                 2,109     3,731     2,570
-------------------------------------------------------------------------------
    Total nonperforming assets                     $13,062   $17,274   $17,911
===============================================================================

     At September 30, 1996, total nonperforming loans and gross OREO were .9% of total loans and other real estate and assets owned and .5% of total assets. Nonperforming loans at September 30, 1996 represented .8% of total loans. Of the nonperforming loans at September 30, 1996, 36.2% were real estate-related.

Reserve for Loan Losses

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

     The reserve for loan losses at September 30, 1996 was 176.6% of total nonperforming loans and 1.32% of total loans. A $7.2 million provision was made in the first nine months of 1996 compared to a $200 thousand provision for the same period in 1995. Liberty increased its provisions for loan losses to reflect loan growth as well as higher levels of loan losses in 1996. As loans continue to increase, Liberty expects to continue to provide additional reserves for the foreseeable future. Gross loan charge-offs, presented in the following table, have increased $703 thousand due to increases in charge-offs associated with loans in the retail sector. As national trends in financial institutions are indicating and Liberty has also experienced in recent months, charge-offs of loans-to-individuals have increased compared to the same period in 1995. Accordingly, Liberty continues to evaluate the need for additional reserves in this sector.

     The following table summarizes the reserve for loan loss activity for the first nine months of 1996 and 1995:

-------------------------------------------------------------------------------
Reserve for Loan Losses
-------------------------------------------------------------------------------
(In thousands)                                                1996       1995
-------------------------------------------------------------------------------
Balance at January 1                                        $16,483    $19,081
Additions
  Recoveries                                                    684      1,483
  Provisions                                                  7,165        200
Less _ Charge-offs                                           (4,995)    (4,292)
-------------------------------------------------------------------------------
Balance at September 30                                     $19,337    $16,472
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

     At September 30, 1996, Liberty had a recorded investment of $8.2 million in loans classified as impaired, of which $1.3 million required a valuation allowance of $406 thousand which is included as a component of the reserve for loan losses. Interest income on impaired loans has been recorded by Liberty in a manner consistent with its income recognition policies for other loans.

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

Other Real Estate and Assets Owned

     Net OREO decreased $1.6 million or 43.5% since year-end 1995 and $461 thousand or 17.9% from September 30, 1995. These reductions have primarily been the result of sales. Net OREO at September 30, 1996 was $2.1 million.

     The following table illustrates the changes in the reserve for OREO for the first nine months of 1996 and 1995:

-------------------------------------------------------------------------------
Reserve for Losses on Other Real Estate and Assets Owned
-------------------------------------------------------------------------------
(In thousands)                                                   1996    1995
-------------------------------------------------------------------------------
Balance at January 1                                             $856   $1,042
Provisions for losses                                               _        _
Charge-offs                                                       (58)    (119)
-------------------------------------------------------------------------------
Balance at September 30                                          $798    $ 923
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

     As a result of lower levels of investment securities and increased deposit levels, Liberty was a net seller of federal funds and securities under repurchase agreements averaging $68.8 million for the first nine months of 1996 compared to being a net purchaser of $75.8 million for the same period in 1995. Net loans as a percentage of deposits averaged 60.7% during the first nine months of 1996 compared to 56.4% for the same period in 1995. These amounts and percentages are within the Company's liquidity and interest rate risk policies. Due to increases in loan volume as well as the restructuring of the available for sale portfolio into higher yields and more stable cost of funds, Liberty's net interest margin has improved significantly in 1996 compared to the first nine months of 1995.

Capital Funds

     Shareholders' investment of $273.3 million as a percentage of total assets was 9.4% at September 30, 1996 compared to $268.9 million or 9.2% at December 31, 1995 and $257.5 million or 9.5% at September 30, 1995. The valuation of available for sale securities included in shareholders' investment, net of tax, at September 30, 1996 declined $8.2 million from year-end 1995. Net earnings retained for the first nine months of 1996 amounted to $13.3 million.

     Liberty's capital base remains more than adequate with a leverage ratio of 9.30% on Tier 1 capital of $257.3 million at September 30, 1996 compared to 9.02% on $245.0 million at December 31, 1995 and 9.02% on $240.2 million at September 30, 1995. Liberty had a risk-based capital ratio at September 30, 1996 of 14.26%. This compares to 13.97% at December 31, 1995 and 14.51% at September 30, 1995. Liberty Oklahoma City and Liberty Tulsa had risk-based capital ratios at September 30, 1996 of 14.44% and 11.58%, respectively. The Federal Deposit Insurance Corporation assesses insurance premiums based in part on the level of capital with banks which are "well capitalized" paying assessments at lower rates. Liberty's and its subsidiary banks' capital ratios are significantly higher than the current guidelines and the subsidiary banks are "well capitalized" for deposit insurance assessment purposes.

Parent Company Funding Sources and Dividends

     At September 30, 1996, the parent company had cash and interest-bearing deposits of $13.8 million compared to $1.1 million at year-end 1995 and $4.8 million at September 30, 1995. The primary changes in the funding position of the parent company since year end 1995 were cash dividends paid, intercompany dividends received totaling $9.5 million and intercompany tax settlements, net of estimated tax payments, totaling $7.2 million.

     The parent company's ability to fund various operating expenses and dividends is generally dependent on parent-only earning power, cash reserves and funds derived from its subsidiaries, principally Liberty Oklahoma City and Liberty Tulsa. These funds historically have been provided primarily by in-tercompany dividends and management fees. Management fees are generally limited to reimbursement of actual expenses. It is anticipated that the parent company's recurring cash sources will continue to include management fees from subsidiaries and retained rights to any gains from the sales of mortgage servicing and other assets. Dividends are paid by the subsidiary banks from time to time to support the parent company's activities. Liberty Oklahoma City and Liberty Tulsa are limited in their ability to pay dividends based on applicable provisions of the National Bank Act pertaining to earnings and undivided profits. As of September 30, 1996 the ability of Liberty Oklahoma City and Liberty Tulsa to pay dividends without regulatory approval was limited to $36.5 million and $4.2 million, respectively.

     Liberty paid cash dividends of $7.1 million or $.75 per share in the first nine months of 1996. This compares to cash dividends in the first nine months of 1995 of $5.7 million or $.60 per share. It is expected that such cash dividends will continue if justified by Liberty's earnings, capital adequacy and financial condition.

     The Boards of Directors of both Liberty Tulsa and Liberty Oklahoma City approved, subject to approval by regulatory authorities, the redemption of the preferred stock held by the parent company in the two banks totaling $32.5 million. Also, the parent company's Board of Directors authorized the purchase of up to 500,000 shares of its common stock in the open market through the year 1997. These transactions are not expected to reduce the ratios below well-capitalized levels.


     In management's opinion, the parent company's current liquidity and cash sources are anticipated to be adequate to meet its obligations in the near term.

-------------------------------------------------------------------------------
SELECTED STATISTICAL INFORMATION                          Liberty Bancorp, Inc.
-------------------------------------------------------------------------------
Consolidated Summary of Quarterly Financial Information
-------------------------------------------------------------------------------
(In thousands, except per share data)
-------------------------------------------------------------------------------
For quarter ended                  9/30/96  6/30/96  3/31/96  12/31/95  9/30/96
-------------------------------------------------------------------------------
Interest income                    $46,576  $46,054  $45,453   $45,298  $44,513
Interest income (tax equivalent)    47,270   46,696   46,115    45,972   45,143
Interest expense                    23,370   23,108   23,378    23,254   22,956
Net interest income                 23,206   22,946   22,075    22,044   21,557
Provision for loan losses            4,275    1,715    1,175     1,150      200
Trust fees                           4,123    4,120    4,134     4,021    4,127
Mortgage banking income              1,700    1,565    1,715     1,489    1,645
Other noninterest income             8,520   10,056    8,794    10,115    9,534
Noninterest expense                 29,352   27,426   26,888    26,718   25,571
Net income                           7,724    6,649    6,051     6,678    7,511
Net income per share                   .78      .67      .61       .68      .76

Common stock price range
  High                               38.50    37.25    38.75     38.88    37.25
  Low                                34.75    35.25    35.75     36.25    32.25
  Close                              38.00    35.50    37.00     37.25    36.75

At Quarter End
  Shares of common stock,
    net of treasury stock
      Outstanding                    9,449    9,462    9,468     9,467    9,468
      Fully-diluted                  9,917    9,902    9,933     9,875    9,871




Average Balances/Net Interest Margin/Rates (1)
-----------------------------------------------------------------------------------------------------------------------
For the year-to-date                                       1996                                 1995
-----------------------------------------------------------------------------------------------------------------------
                                             Average                  Average          Average                  Average
(In thousands)                               Balance     Interest       Rate           Balance     Interest       Rate
----------------------------------------- -------------- -------------- ----------- -------------- -------------- -----
Assets
Loans (2)                                 $1,417,180     $ 91,560       8.63%       $1,249,526     $ 82,585       8.84%
Investment securities (3)
  Taxable                                    727,921       36,042       6.61           934,298       43,334       6.20
  Nontaxable                                  80,313        4,774       7.94            65,797        3,924       7.97
Trading account securities                    11,534          484       5.61             3,532          191       7.23
----------------------------------------- ----------     --------       -----       ----------     --------       -----
Total securities                             819,768       41,300       6.73         1,003,627       47,449       6.32
Federal funds sold and securities
  purchased under agreements to
  resell and other                           180,718        7,221       5.34            55,915        2,524       6.04
----------------------------------------- ----------     --------       -----       ----------      -------       -----
Total earning assets                       2,417,666      140,081       7.74         2,309,068      132,558       7.68
Cash and due from banks-
  noninterest-bearing                        253,309                                   257,250
Reserve for loan losses                      (16,542)                                  (18,715)
Other assets                                 152,060                                   163,096
                                          ----------                                ----------
      Total assets                        $2,806,493                                $2,710,699
                                          ==========                                ==========


Liabilities and Shareholders'
  Investment
Interest-bearing deposits
  Savings and money market
    accounts                              $  807,233      $ 21,704      3.59%       $  782,051     $ 21,663       3.70%
  Other time deposits                        910,797        40,147      5.89           821,692       36,142       5.88
----------------------------------------- ----------      --------      -----       ----------     --------       -----
Total interest-bearing deposits            1,718,030        61,851      4.81         1,603,743       57,805       4.82
Federal funds purchased and
  securities sold under agreements
  to repurchase                              111,374         4,254      5.10           130,985        5,567       5.68
Other borrowings                              86,644         3,751      5.78           119,588        5,189       5.80
----------------------------------------- ----------      --------      -----       ----------     --------       -----
      Total interest-bearing liabilities   1,916,048        69,856      4.87         1,854,316       68,561       4.94
Demand deposits                              588,853                                   579,157
Other liabilities                             31,841                                    28,946
Shareholders' investment                     269,751                                   248,280
                                          ----------                                ----------
      Total liabilities and shareholders'
        investment                        $2,806,493                                $2,710,699
                                          ==========                                ==========

Interest income/earning assets                            $140,081      7.74%                      $132,558       7.68%
Interest expense/earning assets                             69,856      3.86                         68,561       3.97
                                                          --------      -----                      --------       -----
Net interest margin                                       $ 70,225      3.88%                      $ 63,997       3.71%
                                                          ========      =====                      ========       =====

(1) Income and rates shown on a tax-equivalent basis have been computed based on the statutory rate of 35% for 1996 and 1995.
(2) Includes nonaccrual loans.
(3) Includes available for sale securities at amortized cost for all years presented.




Average Balances/Net Interest Margin/Rates (1)
-----------------------------------------------------------------------------------------------------------------------------------
Three months ended                               September 30, 1996             June 30, 1996                March 31, 1996
-----------------------------------------------------------------------------------------------------------------------------------
                                            Average            Average     Average           Average      Average           Average
(In thousands)                              Balance   Interest   Rate      Balance  Interest   Rate       Balance  Interest   Rate
---------------------------------------- ------------ --------- ------- ------------ --------- ------- ------------ --------- -----
Assets
Loans (2)                                $1,435,645   $30,850   8.55%   $1,414,577   $30,774   8.75%   $1,401,115   $29,936   8.59%
Investment securities (3)
  Taxable                                   736,262    12,521   6.77       718,576    11,779   6.59       728,833    11,742   6.48
  Nontaxable                                 81,628     1,632   7.95        78,519     1,557   7.98        80,776     1,585   7.89
Trading account securities                   11,418       152   5.30        18,280       255   5.61         4,906        77   6.31
---------------------------------------- ----------   -------   -----   ----------   -------   -----   ----------   -------   -----
Total securities                            829,308    14,305   6.86       815,375    13,591   6.70       814,515    13,404   6.62
Federal funds sold and securities
  purchased under agreements to
  resell and other                          157,326     2,115   5.35       178,825     2,331   5.24       206,261     2,775   5.41
---------------------------------------- ----------   -------   -----   ----------   -------   -----   ----------   -------   -----
Total earning assets                      2,422,279    47,270   7.76     2,408,777    46,696   7.80     2,421,891    46,115   7.66
Cash and due from banks-
  noninterest-bearing                       230,735                        253,630                        275,813
Reserve for loan losses                     (16,634)                       (16,433)                       (16,559)
Other assets                                147,459                        158,315                        150,458
                                         ----------                     ----------                     ----------
      Total assets                       $2,783,839                     $2,804,289                     $2,831,603
                                         ==========                     ==========                     ==========

Liabilities and Shareholders'
  Investment
Interest-bearing deposits
  Savings and money market
    accounts                             $  806,986   $ 7,435   3.67%   $  801,890   $ 7,114   3.57%   $  812,827   $ 7,155   3.54%
  Other time deposits                       909,065    13,399   5.86       924,342    13,413   5.84       899,003    13,335   5.97
---------------------------------------- ----------   -------   -----   ----------   -------   -----   ----------   -------   -----
  Total interest-bearing deposits         1,716,051    20,834   4.83     1,726,232    20,527   4.78     1,711,830    20,490   4.81


Federal funds purchased and
  securities sold under agreements
  to repurchase                             104,340     1,343   5.12       113,469     1,420   5.03       116,391     1,491   5.15
Other borrowings                             80,185     1,193   5.92        80,836     1,161   5.78        98,983     1,397   5.68
---------------------------------------- ----------   -------   -----   ----------   -------   -----   ----------   -------   -----
      Total interest-bearing liabilities  1,900,576    23,370   4.89     1,920,537    23,108   4.84     1,927,204    23,378   4.88
Demand deposits                             581,234                        581,950                        603,461
Other liabilities                            31,067                         33,997                         30,465
Shareholders' investment                    270,962                        267,805                        270,473
                                         ----------                     ----------                     ----------
      Total liabilities and
        shareholders' investment         $2,783,839                     $2,804,289                     $2,831,603
                                         ==========                     ==========                     ==========
Interest income/earning assets                       $47,270    7.76%                $46,696   7.80%                $46,115   7.66%
Interest expense/earning assets                       23,370    3.84                  23,108   3.86                  23,378   3.88
                                                     -------    -----                -------   -----                -------   -----
Net interest margin                                  $23,900    3.92%                $23,588   3.94%                $22,737   3.78%
                                                     =======    =====                =======   =====                =======   =====

(1) Income and rates shown on a tax-equivalent basis have been computed based on the statutory rate of 35%.
(2) Includes nonaccrual loans.
(3) Includes available for sale securities at amortized cost for all years presented.




Average Balances/Net Interest Margin/Rates (1)
---------------------------------------------------------------------------------------------------------------
Three months ended                                  December 31, 1995                   September 30, 1995
---------------------------------------------------------------------------------------------------------------
                                             Average                Average       Average               Average
(In thousands)                               Balance    Interest      Rate        Balance    Interest     Rate
----------------------------------------- -------------- ----------- --------- -------------- ----------- -----
Assets
Loans (2)                                 $1,381,156     $30,565     8.78%     $1,334,004     $29,648     8.82%
Investment securities (3)
  Taxable                                    750,365      12,041     6.37         821,480      13,174     6.36
  Nontaxable                                  78,866       1,572     7.91          71,262       1,418     7.89
Trading account securities                     5,391          89     6.55           3,661          64     6.94
----------------------------------------- ----------     -------     -----     ----------     -------     -----
Total securities                             834,622      13,702     6.51         896,403      14,656     6.49
Federal funds sold and securities
  purchased under agreements to
  resell and other                           118,116       1,705     5.73          55,824         839     5.96
                                          ----------     -------     -----     ----------     -------     -----
Total earning assets                       2,333,894      45,972     7.81       2,286,231      45,143     7.83
Cash and due from banks-
  noninterest-bearing                        274,582                              255,621
Reserve for loan losses                      (16,333)                             (18,545)
Other assets                                 146,823                              157,210
                                          ----------                           ----------
    Total assets                          $2,738,966                           $2,680,517
                                          ==========                           ==========



Liabilities and Shareholders'
  Investment
Interest-bearing deposits
  Savings and money market
    accounts                              $  789,463     $ 7,373     3.71%     $  782,762     $ 7,303     3.70%
  Other time deposits                        818,085      12,349     5.99         780,445      11,805     6.00
----------------------------------------- ----------     -------     -----     ----------     -------     -----
Total interest-bearing deposits            1,607,548      19,722     4.87       1,563,207      19,108     4.85
Federal funds purchased and
  securities sold under agreements
  to repurchase                              131,932       1,846     5.55         121,319       1,705     5.58
Other borrowings                             114,146       1,686     5.86         146,610       2,143     5.80
----------------------------------------- ----------     -------     -----     ----------     -------     ----
Total interest-bearing liabilities         1,853,626      23,254     4.98       1,831,136      22,956     4.97
Demand deposits                              592,442                              563,629
Other liabilities                             30,862                               30,393
Shareholders' investment                     262,036                              255,359
                                          ----------                           ----------
    Total liabilities and shareholders'
        investment                        $2,738,966                           $2,680,517
                                          ==========                           ==========
Interest income/earning assets                           $45,972     7.81%                    $45,143     7.83%
Interest expense/earning assets                           23,254     3.95                      22,956     3.98
                                                         -------     -----                    -------     -----
Net interest margin                                      $22,718     3.86%                    $22,187     3.85%
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



-------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET                                Liberty Bancorp, Inc.
-------------------------------------------------------------------------------
                                       September 30, December 31, September 30,
(In thousands, except share data)          1996         1995          1995
-------------------------------------------------------------------------------
Assets
Cash and due from banks
  Noninterest-bearing                    $  307,057   $  299,473    $  271,384
  Interest-bearing                              495          623           512
Federal funds sold and securities
  purchased under agreements to resell      147,028      260,740        43,323
-------------------------------------------------------------------------------
    Total cash and cash equivalents         454,580      560,836       315,219
-------------------------------------------------------------------------------
Trading securities                            3,765        8,689         9,272
Investment securities
  Available for sale                        643,675      594,979       398,250
  Held to maturity                          164,142      192,687       431,930
  Equity                                     20,462       19,757        18,244
-------------------------------------------------------------------------------
    Total investment securities             828,279      807,423       848,424
-------------------------------------------------------------------------------
Loans                                     1,463,223    1,404,214     1,387,495
  Less:  Reserve for loan losses            (19,337)     (16,483)      (16,472)
-------------------------------------------------------------------------------
    Loans, net                            1,443,886    1,387,731     1,371,023
-------------------------------------------------------------------------------
Property and equipment, net                  62,303       65,733        66,672
Accounts receivable                          27,450       10,969        17,449
Accrued income receivable                    23,841       27,165        27,619
Deferred tax asset, net                      13,489        7,740        12,368
Other real estate and assets owned, net       2,109        3,731         2,570
Other assets                                 45,659       42,527        34,134
-------------------------------------------------------------------------------
    Total assets                         $2,905,361   $2,922,544    $2,704,750
===============================================================================

Liabilities and Shareholders' Investment
Deposits
  Noninterest-bearing                    $  678,542   $  590,056    $  572,615
  Interest-bearing                        1,704,892    1,732,522     1,579,164
-------------------------------------------------------------------------------
    Total deposits                        2,383,434    2,322,578     2,151,779
-------------------------------------------------------------------------------
Other borrowings
  Federal funds purchased and securities
   sold under agreements to repurchase       99,501      171,739       122,844
  Other                                      99,285      128,267       136,517
-------------------------------------------------------------------------------
      Total other borrowings                198,786      300,006       259,361
-------------------------------------------------------------------------------
Accrued interest, expenses and taxes         23,788       23,275        21,458
Accounts payable                             25,083        6,888        13,734
Other liabilities                               973          903           871
-------------------------------------------------------------------------------
    Total liabilities                     2,632,064    2,653,650     2,447,203
-------------------------------------------------------------------------------
Shareholders' Investment
Common stock ($.01 par value; 50,000,000
  shares authorized)                             95           95            95
--------------------------------------------
               Sept.30,   Dec.31,   Sept.30,
                1996       1995      1995
--------------------------------------------
 Shares
   issued      9,488,428 9,488,428 9,488,428
 Shares
   outstanding 9,448,538 9,467,012 9,468,093
--------------------------------------------
Capital surplus                             210,184      210,597       211,041
Retained earnings                            63,898       50,578        45,795
Treasury stock, at cost _ 39,890 shares
  at September 30, 1996, 21,416 shares
  at December 31, 1995 and 20,335 shares
  at September 30, 1995                      (1,447)        (768)         (724)
Unrealized security gains (losses), net
  of tax                                      1,798       10,025         3,101
Deferred compensation                        (1,231)      (1,633)       (1,761)
-------------------------------------------------------------------------------
    Total shareholders' investment          273,297      268,894       257,547
-------------------------------------------------------------------------------

  Total liabilities and shareholders'
    investment                           $2,905,361   $2,922,544    $2,704,750
===============================================================================

The accompanying notes are an integral part of these consolidated financial statements.



-------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF INCOME                          Liberty Bancorp, Inc.
-------------------------------------------------------------------------------
September 30                           Nine Months Ended    Three Months Ended
(In thousands, except share data)      1996         1995    1996          1995
-------------------------------------------------------------------------------
Interest Income
  Loans                               $ 91,316  $ 82,182    $30,783    $29,520
  Investments
    Taxable                             36,004    43,334     12,483     13,174
    Nontaxable                           3,085     2,566      1,050        926
  Trading                                  457       162        145         54
  Federal funds sold and other           7,221     2,524      2,115        839
-------------------------------------------------------------------------------
      Total interest income            138,083   130,768     46,576     44,513
-------------------------------------------------------------------------------
Interest Expense
  Deposits                              61,851    57,805     20,834     19,108
  Other borrowings                       8,005    10,756      2,536      3,848
-------------------------------------------------------------------------------
      Total interest expense            69,856    68,561     23,370     22,956
-------------------------------------------------------------------------------
Net Interest Income                     68,227    62,207     23,206     21,557
Provision for loan losses                7,165       200      4,275        200
-------------------------------------------------------------------------------
Net Interest Income After Provision
  for Loan Losses                       61,062    62,007     18,931     21,357
-------------------------------------------------------------------------------
Noninterest Income
  Trust fees                            12,377    11,895      4,123      4,127
  Service charges on deposits           11,896    11,041      4,032      3,721
  Mortgage banking income                4,980     4,649      1,700      1,645
  Trading account profits
    and commissions                      3,084     2,840      1,037        918
  Credit card fees                       1,928     1,800        622        613
  Net securities gains                   1,682     6,196       (114)       193
  Loan fees                              1,180     1,317        413        515
  Other                                  7,600     8,654      2,530      3,574
-------------------------------------------------------------------------------
    Total noninterest income            44,727    48,392     14,343     15,306
-------------------------------------------------------------------------------
Noninterest Expense
  Salaries                              33,000    31,807     11,232     10,794
  Employee benefits                      7,930     6,776      2,485      2,254
  Equipment                              7,791     7,439      2,582      2,476
  Occupancy, net                         6,707     6,931      2,474      2,476
  Professional and other services        5,905     5,636      2,127      2,089
  Data processing                        5,757     5,299      1,962      1,864
  Printing, postage and supplies         4,105     4,073      1,459      1,238
  Advertising and business development   3,239     2,687      1,113        796
  Amortization of intangibles,
    including purchased mortgage
    servicing rights                     1,678     1,805        540        623
  Deposit insurance assessments            439     2,283        369        (46)
  Net income from operation of other
    real estate and assets owned        (1,356)   (2,146)       (95)    (1,467)
  Other                                  8,471     9,135      3,104      2,474
-------------------------------------------------------------------------------
      Total noninterest expense         83,666    81,725     29,352     25,571
-------------------------------------------------------------------------------
Income Before Provision
  for Income Taxes                      22,123    28,674      3,922     11,092
Provision for income taxes               1,699     9,159     (3,802)     3,581
-------------------------------------------------------------------------------
    Net Income                        $ 20,424  $ 19,515    $ 7,724    $ 7,511
===============================================================================
    Net Income Per Share -
      Primary and Fully-Diluted       $   2.06  $   1.98    $   .78    $   .76
===============================================================================
The accompanying notes are an integral part of these consolidated financial statements.




CONSOLIDATED STATEMENT OF SHAREHOLDERS' INVESTMENT                                                            Liberty Bancorp, Inc.
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                Unrealized
                                                                                 Security                                Total
                                             Common     Capital    Retained      Treasury    Gains       Deferred     Shareholders'
(Dollars in thousands)                        Stock     Surplus    Earnings       Stock     (Losses)    Compensation   Investment
---------------------------------------------- ------- ------------ ---------- ------------ ------------ -------------- -----------
Balance January 1, 1995                        $95     $211,733     $31,972    $  (435)     $(6,854)     $(2,131)       $234,380
  Net income                                     _          _        19,515         _           _            _            19,515
  Dividends paid ($.60 per share)                _          _        (5,692)        _           _            _            (5,692)
  Amortization of deferred compensation          _          _           _           _           _            370             370
  Change in unrealized gains (losses) on
    available for sale securities, net of tax    _          _           _           _         9,955          _             9,955
  Purchase of treasury stock (70,697 shares)     _          _           _       (2,323)         _            _            (2,323)
  Treasury stock issued (64,377 shares)          _         (692)        _        2,034          _            _             1,342
---------------------------------------------- ------- ------------ ---------- ------------ ------------ -------------- -----------
Balance September 30, 1995                     $95     $211,041     $45,795    $  (724)     $ 3,101      $(1,761)       $257,547
============================================== ======= ============ ========== ============ ============ ============== ===========


Balance January 1, 1996                        $95     $210,597     $50,578    $  (768)     $10,025      $(1,633)       $268,894
  Net income                                     _          _        20,424         _           _            _            20,424
  Dividends paid ($.75 per share)                _          _        (7,104)        _           _            _            (7,104)
  Amortization of deferred compensation          _          _           _           _           _            402             402
  Change in unrealized gains (losses) on
    available for sale securities, net of tax    _          _           _           _        (8,227)         _            (8,227)
  Purchase of treasury stock (61,259 shares)     _          _           _       (2,233)         _            _            (2,233)
  Treasury stock issued (42,785 shares)          _         (413)        _        1,554          _            _             1,141
---------------------------------------------- ------- ------------ ---------- ------------ ------------ -------------- -----------
Balance September 30, 1996                     $95     $210,184     $63,898    $(1,447)     $ 1,798      $(1,231)       $273,297
============================================== ======= ============ ========== ============ ============ ============== ===========

The accompanying notes are an integral part of these consolidated financial statements.



-------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS                      Liberty Bancorp, Inc.
-------------------------------------------------------------------------------
First Nine Months (In thousands)                           1996          1995
-------------------------------------------------------------------------------
Cash provided (absorbed) by operating activities
Net income                                             $  20,424     $  19,515
Adjustments to reconcile net income to net cash
  provided (absorbed) by operating activities:
    Provisions for losses                                  7,267         1,990
    Provision for income taxes                             1,699         9,159
    Depreciation and amortization                          8,539         8,020
    Net amortization of investment securities              2,375         4,266
    Gain on sale of assets                                (6,341)      (11,247)
    Change in trading account securities                   8,333        16,184
    Loans made for purposes of resale                    (89,602)      (68,434)
    Proceeds from sale of loans held for resale           74,476        44,341
    Change in accrued interest, expenses and taxes,
      accounts payable and other liabilities                (808)       (5,517)
    Change in accrued income receivable,
      accounts receivable and other assets                (3,051)        5,636
-------------------------------------------------------------------------------
      Net cash provided by operating activities           23,311        23,913
===============================================================================
Cash provided (absorbed) by investing activities
  Proceeds from maturities and paydowns on
    Available for sale securities                        242,022       135,219
    Held to maturity securities                           49,988        61,851
  Proceeds from sales of
    Available for sale securities                        190,345       560,648
    Equity securities                                        _           5,152
  Purchases of
    Available for sale securities                       (493,800)     (421,077)
    Held to maturity securities                          (21,876)      (81,535)
    Equity securities                                       (705)         (765)
  Change in net loans made by bank subsidiaries          (49,863)     (184,375)
  Principal payments received on loans made by parent
    company and nonbank subsidiaries                       4,001         3,493
  Loans made to customers by nonbank subsidiaries         (2,329)       (4,550)
  Expenditures for property and equipment                 (2,066)       (3,964)
  Proceeds from sale of property and equipment                48            22
  Sale proceeds and collections from other real estate
    and assets acquired in settlement of loans             3,639         5,272
  Purchases of mortgage servicing contracts                 (411)         (169)
-------------------------------------------------------------------------------
     Net cash provided (absorbed) by investing
       activities                                        (81,007)       75,222
===============================================================================
Cash provided (absorbed) by financing activities
  Change in savings and demand deposits                   55,798      (162,556)
  Change in time deposits                                  5,058       (59,852)
  Change in short-term borrowings                       (101,220)       29,209
  Proceeds from issuance of common and treasury stock      1,141         1,342
  Purchase of treasury stock                              (2,233)       (2,323)
  Dividends paid on common stock                          (7,104)       (5,692)
-------------------------------------------------------------------------------
     Net cash provided (absorbed) by
       financing activities                              (48,560)     (199,872)
===============================================================================
   Net change in cash and cash equivalents              (106,256)     (100,737)
   Cash and cash equivalents at beginning of year        560,836       415,956
-------------------------------------------------------------------------------
   Cash and cash equivalents at September 30           $ 454,580     $ 315,219
===============================================================================
Additional cash flow information
  Interest paid                                        $  70,091     $  69,324
  Income tax paid                                          4,316         3,551
  Noncash items included in investing activities
    Net loans transferred to (from) other real estate
      and assets owned                                       785           154
    Loans made to finance the sale of other
      real estate and assets owned                            12            _

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

-------------------------------------------------------------------------------
September 30 (In thousands)         Nine Months Ended      Three Months Ended
-------------------------------------------------------------------------------
                                       1996    1995            1996    1995
-------------------------------------------------------------------------------
Weighted average shares outstanding
  Primary                              9,915   9,844           9,898   9,876
  Fully-diluted                        9,935   9,872           9,924   9,887

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

Dated: November 13, 1996