Form 10-K
period 1996-12-31
LIBERTY BANCORP INC /OK/
filed 1997-03-31
CIK 737287

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                  FORM 10-K
   ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                          ACT OF 1934 [FEE REQUIRED]
                For the fiscal year ended December 31, 1996

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

     As of March 1, 1997, Registrant had 9,578,440 shares of Common Stock outstanding.

     As of March 1, 1997, the aggregate market value of the Registrant's Common Stock held by nonaffiliates, was approximately $259.3 million.

Documents Incorporated by Reference

     Information required by Part III of this Form will be incorporated by reference from Registrant's Definitive Proxy Statement for its 1997 Annual Meeting of Shareholders or, if not so incorporated, by amendment to this report.


TABLE OF CONTENTS

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

                              PART III
10.  Directors And Executive Officers Of The Registrant (1)
11.  Executive Compensation (1)
12.  Security Ownership Of Certain Beneficial Owners And Management (1)
13.  Certain Relationships And Related Transactions (1)

                              PART IV
14.  Exhibits, Financial Statement Schedules And Reports On Form 8-K
Signatures


(1) The information required by Part III will be incorporated by reference from the Registrant's Proxy Statement, to be filed pursuant to Regulation 14A, relating to the Annual Meeting of Shareholders of the Registrant or, if not so incorporated, by amendment to this report, all pursuant to General Instruction G to Form 10-K.



FINANCIAL HIGHLIGHTS                                                                          Liberty Bancorp, Inc.
-------------------------------------------------------------------------------------------------------------------
December 31,
(In thousands, except per share data)              1996          1995          1994          1993          1992
-------------------------------------------------------------------------------------------------------------------
For the Year
  Total revenues                              $   245,795   $   240,083   $   200,401   $   185,117   $   172,762
  Net interest income                              91,851        84,251        77,680        74,568        63,903
  Provision for loan losses                         9,565         1,350             -        (7,363)        1,793
  Trust fees                                       16,639        15,916        15,582        15,508        15,523
  Mortgage banking income                           6,629         6,138         6,242         7,449         7,391
  Other noninterest income                         37,999        41,963        37,237        33,759        25,742
  Noninterest expense                             111,455       108,443       111,771       118,728        92,551
  Income before provision (benefit) for
    income taxes                                   32,098        38,475        24,970        19,919        18,215
  Provision (benefit) for income taxes              4,436        12,282          (906)       (2,358)        4,737
  Income before cumulative effect of
    change in accounting principle
    and extraordinary item                         27,662        26,193        25,876        22,277        13,478
  Cumulative effect of change in accounting
    principle                                           -             -             -        14,255             -
  Extraordinary item - use of operating
    loss carryforwards                                  -             -             -             -         4,640
  Net income                                       27,662        26,193        25,876        36,532        18,118
  Per share data - primary and fully-diluted
    Income before cumulative effect of
      change in accounting principle
      and extraordinary item                         2.79          2.66          2.64          2.28          1.49
    Net income                                       2.79          2.66          2.64          3.74          2.01
    Cash dividends declared                          1.00           .80           .60           .30             -
--------------------------------------------- ------------- ------------- ------------- ------------- -------------
At December 31
  Loans                                       $ 1,477,472   $ 1,404,214   $ 1,179,779   $   930,941   $   677,053
  Earning assets                                2,456,630     2,481,689     2,345,663     2,208,523     2,035,562
  Assets                                        2,897,635     2,922,544     2,883,699     2,659,776     2,428,160
  Deposits                                      2,383,784     2,322,578     2,374,187     2,125,144     1,929,079
  Total shareholders' investment                  280,251       268,894       234,380       227,245       178,841
  Book value per common share                       29.63         28.40         24.74         23.98         20.29
--------------------------------------------- ------------- ------------- ------------- ------------- -------------
Average Balances
  Loans                                       $ 1,427,584   $ 1,282,718   $ 1,051,694   $   786,275   $   698,162
  Earning assets                                2,417,918     2,315,340     2,187,667     2,044,814     1,813,871
  Assets                                        2,802,028     2,717,838     2,579,841     2,431,458     2,171,767
  Deposits                                      2,303,276     2,187,208     2,100,895     1,957,313     1,740,590
  Total shareholders' investment                  271,691       251,747       229,394       208,137       170,846
--------------------------------------------- ------------- ------------- ------------- ------------- -------------
Ratios
  Capital ratios
    Leverage                                         9.47 %        9.02 %        8.67 %        7.87 %        7.97 %
    Risk-based                                      14.81         13.97         15.43         15.37         18.23
  Average shareholders' investment as a % of
    average total assets                             9.70          9.26          8.89          8.56          7.87
  Average earning assets as a % of average
    total assets                                    86.29         85.19         84.80         84.10         83.52
  Rate of return on
      Average earning assets                         1.14          1.13          1.18          1.79          1.00
      Average total assets                            .99           .96          1.00          1.50           .83
      Average total shareholders' investment        10.18         10.40         11.28         17.55         10.60
  Dividend payout ratio                             35.84         30.08         22.73          8.02             -
  Operating efficiency ratio                        72.74         75.06         81.12         90.73         80.36
  Provision for loan losses as a %
    of average loans                                  .67           .11             -          (.94)          .26

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

     Both Liberty Oklahoma City and Liberty Tulsa provide a broad range of financial services to individuals, business enterprises, financial institutions and governmental authorities. Liberty Oklahoma City, which has twenty banking centers in Oklahoma City and the surrounding communities of Choctaw, Edmond, Harrah, Midwest City and Norman, is Liberty's largest subsidiary, having assets of $1.9 billion and deposits of $1.5 billion at December 31, 1996. Liberty Tulsa has twelve banking centers in Tulsa and the surrounding communities of Broken Arrow and Jenks, and is the second largest subsidiary of Liberty with assets of $1.1 billion and deposits of $897 million at December 31, 1996.

     Liberty Mortgage Company, a subsidiary of Liberty Oklahoma City, engages in mortgage banking activities. Liberty Real Estate Company, a nonbank subsidiary of Liberty, owns and operates Liberty Tower, in which Liberty and Liberty Oklahoma City maintain principal offices. Liberty Trust Company is a state chartered trust company that provides operational support services for the trust departments of Liberty Oklahoma City and Liberty Tulsa. Other subsidiaries are involved in insurance activities.

     On December 28, 1996, Banc One Corporation ("Banc One"), Banc One Oklahoma Corporation and Liberty entered into a merger agreement ("Merger Agreement") which provides for the merger of Liberty with and into Banc One Oklahoma Corporation, a wholly owned subsidiary of Banc One, subject to the approval of a majority of Liberty shareholders and various regulatory approvals. The merger is expected to be consummated in the second quarter of 1997.

     Pursuant to the Merger Agreement, each share of Liberty common stock will be converted into 1.175 shares of Banc One common stock.

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

Commercial Banking Services

     Liberty Oklahoma City and Liberty Tulsa deliver comprehensive, competitively priced commercial banking services to commercial customers located in Oklahoma and contiguous states. Commercial customers use many commercial banking services including credit, depository and cash management services. The commercial loan portfolio at December 31, 1996, was $573.3 million compared to $574.2 million at year end 1995. The commercial loan portfolio comprises approximately 39% of Liberty's total loan portfolio. Liberty's statewide presence strengthens its ability to serve corporate, institutional, and individual financial requirements. In addition, Liberty's experienced lending staff coordinates customers' uses of other Liberty services including group plan banking services provided to customers' employees. Commercial banking services encompass real estate financing, correspondent and international banking activities.

Correspondent Banking Activities

     Liberty Oklahoma City and Liberty Tulsa provide financial services to over 300 banks in Oklahoma and other parts of the Midwest. Both banks work closely with community and country banks, assisting them in satisfying the loan demands of their customers by participating in their lending activities. In addition, correspondents are provided with lending, investment, operations and other financial and advisory services. At December 31, 1996, correspondent and regional loans totaled $10.2 million or .7% of total loans. This compares to $13.6 million, or 1% of total loans at December 31, 1995.

International Banking Activities

     Liberty Oklahoma City and Liberty Tulsa provide international trade finance and trade services to customers in Oklahoma and surrounding states. Liberty's broad network enhances the capabilities of trade service representatives, foreign exchange traders and international tellers in providing wire and draft services, documentary collections, retail foreign currency products, foreign exchange contracts and letters of credit. At December 31, 1996, Liberty Oklahoma City's and Liberty Tulsa's outstanding international standby and commercial letters of credit totaled $5.3 million compared to $4.7 million at the end of 1995.

     Designated as a Priority Lender by the Export-Import Bank of the United States, Liberty works with exporters and local banks in providing government-backed financing for export sales. The trade finance officers work together with trade services to provide full service for Liberty customers requiring international financial expertise and service.

Real Estate Financing

     Liberty Oklahoma City and Liberty Tulsa actively provide construction, development and intermediate-term loan products along with related real estate services. Real estate mortgage loans totaled $370.7 million at December 31, 1996, and accounted for 25% of total loans. Other real estate loans, including construction and development loans, were $92.7 million at December 31, 1996, and comprised 6% of total loans. This compares to real estate mortgage loans of $324.0 million (23% of total loans) and other real estate loans of $98.2 mil-lion (7% of total loans) one year ago.

Fiduciary Services

     The principal activities of the trust departments of both banks include administration and investment management of personal trusts and estates, private and public employee benefit plans, including IRA's, corporate trusts and agencies for individuals, corporations, foundations and political entities. Trust assets under management at December 31, 1996, totaled $2.7 billion. As-sets held in trust totaled $7.0 billion. These assets include fixed income and equity securities, residential, commercial and agricultural properties, mineral interests (mainly oil and gas) and private businesses throughout Oklahoma and the Southwest. In addition, Liberty Oklahoma City's Trust Department provides stock transfer, registration, dividend disbursing and dividend reinvestment services for corporations.

Mortgage Banking Services

     Liberty Mortgage Company's ("LMC") residential mortgages operations are carried out through the main Liberty Oklahoma City location, three branches and a correspondent network with community banks within the State. The LMC branch locations are in Oklahoma City, Tulsa and Enid, Oklahoma. Commercial mortgage operations are available at the main bank locations of Liberty Oklahoma City and the LMC branch in Tulsa. A major service provided by mortgage companies is the servicing of the loans marketed to investors through individual loan sales or by creating mortgage-backed pass-through securities. As of December 31, 1996, LMC was servicing approximately $1.4 billion in mortgage loans.

Personal Banking Services

     Liberty Oklahoma City and Liberty Tulsa provide an extensive array of retail banking products and services. Liberty Oklahoma City now has twenty banking centers throughout Oklahoma City, Edmond, Norman, Midwest City, Choctaw and Harrah. Liberty Tulsa has twelve banking centers in Tulsa, Jenks and Broken Arrow. All banking centers offer individual and small business lines of credit, automobile loans, boat and recreational vehicle loans, home improvement and second mortgage loans. Depository products offered include checking, savings, certificates of deposit, money market investments, IRA's, Keogh qualified retirement plan accounts, and safe deposit services.

FINANCIAL REVIEW

     Management's discussion and analysis of the 1996 financial results, important events and trends should be read in conjunction with the consolidated financial statements, notes to the consolidated financial statements and the supplemental statistical and financial data presented elsewhere in this report.

Performance Summary

     Liberty reported net income of $27.7 million for 1996. This compares to net income of $26.2 million for 1995 and $25.9 million for 1994. Net income per share for 1996 was $2.79, compared to $2.66 in 1995 and $2.64 in 1994. Income for the fourth quarter of 1996 was $7.2 million or $.73 per share. This com-pares with income of $6.7 million or $.68 per share for the fourth quarter of 1995. The most significant changes in income and expense in 1996 compared to 1995 were increased provisions for loan losses, reduced income tax expense, increased net interest income and lower net securities gains.

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

-------------------------------------------------------------------------------
Volume/Rate Analysis
-------------------------------------------------------------------------------
(In thousands)                      1996 vs 1995             1995 vs 1994
-------------------------------------------------------------------------------
Increase (Decrease) Due to    Average  Average         Average  Average
Change in                     Balance   Rate   Total   Balance   Rate    Total
-------------------------------------------------------------------------------
Earning Assets
  Loans                       $12,516 $(2,904) $9,612  $19,536 $11,309  $30,845
  Investment securities
    Taxable                    (9,633)  2,581  (7,052)  (6,578)  7,877    1,299
    Nontaxable                    981     (66)    915    1,282    (270)   1,012
    Trading                       527    (209)    318       11      24       35
  Federal funds sold and other  6,545  (1,537)  5,008      600   1,183    1,783
-------------------------------------------------------------------------------
      Total earning assets     10,936  (2,135)  8,801   14,851  20,123   34,974
-------------------------------------------------------------------------------
Interest-bearing Liabilities
  Deposits
    Savings and money market
      accounts                    964    (846)    118    2,141   7,277    9,418
    Other time deposits         4,800    (348)  4,452    2,278  11,590   13,868
  Federal funds purchased and
    other                      (1,046)   (546) (1,592)    (129)  2,040    1,911
  Other borrowings             (2,131)     15  (2,116)   1,434   1,524    2,958
-------------------------------------------------------------------------------
      Total interest-bearing
        liabilities             2,587  (1,725)    862    5,724  22,431   28,155
-------------------------------------------------------------------------------
Change in net interest income
  (tax-equivalent)            $ 8,349 $  (410) $7,939  $ 9,127 $(2,308) $ 6,819
===============================================================================

     On a tax-equivalent basis, net interest income increased $7.9 million or 9.2% in 1996 to $94.7 million compared to $86.7 million in 1995 and $79.9 million in 1994. Liberty's tax-equivalent interest margin has increased to 3.92% for 1996 from 3.74% in 1995. These increases are primarily due to the continued increase in loan levels as well as a decrease in lower-yielding taxable securities. Further discussion of Liberty's management of net interest income can be found in "Interest Rate Sensitivity."

     Tax-equivalent interest income increased $8.8 million to $187.3 million in 1996. The increase is due to an increase in loan volumes and federal funds sold. Liberty's average loans increased $145 million and federal funds sold increased $102 million. While the national average prime rate for 1996 was 56 basis points lower than in 1995, Liberty's yield on loans only declined 22 basis points due to the significant increase in fixed-rate retail-based loans and the upward repricing of loans as the fixed-rate portion of the portfolio turned over. Funding for the increased loan and federal funds sold levels was provided by taxable investment securities sales and maturities not reinvested and by increased deposit levels. Taxable securities averaged $162.5 million below 1995 averages but the yield improved 42 basis points from 6.2% to 6.7% as maturities not used to fund the increased loan demand were invested in higher yielding securities. These yield and volume mix changes resulted in the yield on average earning assets increasing from 7.71% in 1995 to 7.75% in 1996.

     Total interest expense increased $862 thousand to $92.7 million in 1996 compared to $91.8 million in 1995. This increase was primarily attributable to an increase of $108.2 million in average interest-bearing deposits partially offset by declining interest rates. The increased deposit levels occurred primarily in money market account deposits and also in time deposits. Liberty's cost of funds declined to 4.86% from 4.95% for 1996 and 1995, respectively.

Noninterest Income

     Noninterest income for the previous three years is shown below. The primary changes were in net securities gains, trust fees, service charges on deposits and other noninterest income.

-------------------------------------------------------------------------------
 (In thousands)                               1996        1995        1994
-------------------------------------------------------------------------------
Trust fees                                  $16,639     $15,916     $15,582
Service charges on deposits                  15,925      15,231      14,603
Mortgage banking income                       6,629       6,138       6,242
Trading account profits and commissions       3,920       3,699       4,176
Net securities gains                          2,693       6,260       1,174
Credit card fees                              2,519       2,348       2,041
Loan fees                                     1,525       1,752       2,047
Other                                        11,417      12,673      13,196
-------------------------------------------------------------------------------
  Total                                     $61,267     $64,017     $59,061
===============================================================================

     Net security gains decreased $3.6 million or 57.0% due to sales in 1995 of equity and available for sale securities. Service charges on deposits increased $694 thousand or 4.6% during 1996, primarily due to higher deposit levels. Other noninterest income decreased $1.3 thousand, primarily due to lower gains on sales of other assets in 1996. Gains on sales of assets in 1995 and 1994 totaled $2.2 million and $3.0 million, respectively. There were no gains in 1996.

Noninterest Expenses

     Noninterest expenses increased in 1996 by 2.8%. The following table shows the significant noninterest expense categories.

-------------------------------------------------------------------------------
(In thousands)                                 1996         1995         1994
-------------------------------------------------------------------------------
Salaries                                    $ 44,218     $ 42,278     $ 43,542
Employee benefits                             10,624        8,969        9,725
Equipment                                     10,353       10,193        9,408
Occupancy, net                                 8,985        9,083        9,065
Professional and other services                8,052        7,675        8,581
Data processing                                7,720        7,184        6,498
Printing, postage and supplies                 5,511        5,563        5,257
Advertising and business development           4,013        3,874        3,535
Amortization of intangibles, including
  purchased mortgage servicing rights          2,259        2,421        2,429
Deposit insurance assessments                    440        2,531        4,387
Net income from operation of other
  real estate and assets owned                (1,615)      (2,182)      (3,225)
Other                                         10,895       10,854       12,569
-------------------------------------------------------------------------------
  Total                                     $111,455     $108,443     $111,771
===============================================================================

     Salaries and employee benefits increased $3.6 million during 1996 primarily as a result of merit increases, additional expenses relating to management incentive bonuses and retirement benefit plans and higher employee medical insurance costs. Net income from the operation of other real estate and assets owned decreased $567 thousand due to fewer gains on sales.

     Deposit insurance assessments declined $2.1 million due to rate reductions by the Federal Deposit Insurance Corporation ("FDIC"). Effective in the third quarter of 1995 the FDIC refunded $1.2 million before income taxes and reduced the deposit insurance rates of highly capitalized commercial banks from $.23 per hundred dollars of deposits to $.04 per hundred dollars of deposits. The rate was further lowered to zero effective in the first quarter of 1996 on all but approximately $61 million in Savings Association Insurance Fund ("SAIF") deposits accounts. These reductions were partially offset by a special assessment of $334 thousand in 1996 to fund the SAIF.

     Other noninterest expense remained at $10.9 million for 1996 and 1995. Included in this noninterest expense in 1996 were provisions for $102 thousand to cover expenses related to anticipated payments, settlements and costs of various matters, including legal proceedings which occurred in the ordinary course of business. Similar provisions in 1995 and 1994 totaled $1.6 million and $1.8 million, respectively. Other noninterest expense in 1996 also included charitable contributions, which increased $708 thousand and insurance expenses which decreased $185 thousand but were partially offset by certain insurance credits which were $579 thousand higher in 1995 than in 1996.

     Net income from the operation of other real estate and assets owned ("OREO") is comprised of the following:

-------------------------------------------------------------------------------
Net Income from OREO
-------------------------------------------------------------------------------
(In thousands)                                  1996         1995         1994
-------------------------------------------------------------------------------
Provisions                                    $  100       $  (50)      $  450
Income                                           183          149          283
Gains on sales                                 1,426        2,311        2,993
Expenses                                         (94)        (228)        (501)
-------------------------------------------------------------------------------
  Net income from OREO                        $1,615       $2,182       $3,225
===============================================================================

     Liberty's operating efficiency ratio for 1996 was 72.7% compared to 75.1% in 1995. The operating efficiency ratio is defined as noninterest expense as a percent of net interest income on a tax equivalent basis plus noninterest income less security gains or losses.

Provision for Loan Losses

     Liberty increased its provisions for loan losses in 1996 to $9.6 million from $1.4 million in 1995. No provisions were made to the reserve for loan losses in 1994. Liberty has increased its provisions due to increased loan levels and, correspondingly, increased charge-offs. Liberty reviews the adequacy of its reserve for loan losses on a quarterly basis. The reserve is based on a financial model which estimates the range of inherent loss in Liberty's loan portfolio. The model incorporates various factors required by guidelines of the Comptroller of the Currency, including trends and results in collecting loans, loss experience, evaluation of underlying collateral values, identification and review of specific problem loans, size of the loan portfolio and anticipated increases or declines in size, overall quality of the portfolio and business and economic conditions and trends. Variations in any or all of these factors may cause variations in quarterly provisions or annual provisions to the reserve. A similar analysis is conducted in connection with the reserve for losses on OREO.

Income Taxes

     Liberty recorded $4.4 million in income tax expense (14% effective tax rate during 1996) compared to an income tax expense of $12.3 million in 1995 and a benefit of $906 thousand during 1994. During 1996, Liberty completed its analysis of current year and projected future years' taxable income. Based on this analysis, it was determined that Liberty would be able to generate sufficient net taxable income to utilize its state net operating loss carryforwards as well as other federal credit carryforwards. As a result, Liberty reversed its valuation allowance and other reserves previously established for the uncertainties regarding the ability to utilize these net operating loss and credit carryforwards by $5.7 million. During 1994, Liberty recorded a tax benefit resulting from its determination that it would generate sufficient taxable income in future periods to use a significant portion of its net federal operating loss carryforwards which had been impaired in 1994. The benefit in 1994 from this determination was approximately $8.8 million. Prior to 1994, a valuation allowance had been provided equal to Liberty's net operating loss carryforwards. Benefits associated with these net operating loss carryforwards, prior to 1994, were recognized when realized. It is estimated that future effective income tax rates will approximate the statutory rate less the effects of permanent differences, primarily tax-exempt interest income.

Balance Sheet

Earning Assets

     The following table shows the major classifications of Liberty's average earning assets and their percent of total average earning assets for the last three years.

-------------------------------------------------------------------------------
Average Earning Assets
-------------------------------------------------------------------------------
(In thousands)                 1996                1995                1994
-------------------------------------------------------------------------------
Loans                 $1,427,584  59.0%   $1,282,718  55.4%   $1,051,694  48.1%
Investment securities    806,711  33.4       957,028  41.3     1,076,669  49.2
Trading account
  securities              10,460    .4         4,001    .2         3,831    .2
Federal funds sold
  and other              173,163   7.2        71,593   3.1        55,473   2.5
-------------------------------------------------------------------------------
  Total               $2,417,918          $2,315,340          $2,187,667
===============================================================================

     Average earning assets increased 4.4% during 1996. The increase is primarily attributable to Liberty's loan growth. During 1996 average earning assets comprised approximately 86.3% of average total assets compared to 85.2% in 1995 and 84.8% in 1994. Liberty's percentage of earning assets to total assets is lower than its peer group (which is in the 90% range) partially because of the significant amount of public funds processing done by Liberty. This activity, in which Liberty generates fee income, increases demand deposits and cash in Liberty's consolidated balance sheet.

Investment Securities

     The following table shows the recorded amounts for Liberty's investment securities as of the end of the previous three years.

-------------------------------------------------------------------------------
Investment Securities
-------------------------------------------------------------------------------
(In thousands)                             1996         1995           1994
-------------------------------------------------------------------------------
Available for sale
  U.S. Treasury                           $368,720     $369,263     $  599,272
  U.S. Government agencies
    Mortgage-backed                         88,308       77,712         23,639
    Other                                  100,182       81,605          9,546
  State and political                        8,579          934            490
  Corporate debt and other                  36,634       65,465         23,188
-------------------------------------------------------------------------------
Total available for sale                   602,423      594,979        656,135
-------------------------------------------------------------------------------
Held to maturity
  U.S. Treasury                                 75           75         53,793
  U.S. Government Agencies
    Mortgage-backed                         65,116       82,498        218,942
    Other                                   10,352       20,507              -
  State and political                      100,029       89,607         71,945
  Corporate debt and other                       -            -         71,404
-------------------------------------------------------------------------------
Total held to maturity                     175,572      192,687        416,084
-------------------------------------------------------------------------------
Equity securities                           20,710       19,757         18,455
-------------------------------------------------------------------------------
Total investment securities               $798,705     $807,423     $1,090,674
===============================================================================

     The market value of Liberty's investment securities portfolio was approximately 100.5% of book value at December 31, 1996. Gross unrealized gains included in the investment portfolio amounted to $13.4 million and are primarily related to U.S. Treasury and U.S. government agencies. Gross un-realized losses in the securities portfolio amounted to $2.3 million and are primarily related to U.S. Treasury securities.

     The following tables show the maturities of Liberty's investment securities. The tables do not include Federal Reserve Bank stock, Federal Home Loan Bank stock and other corporate stock of $50.7 million of which $29.9 million was classified as available for sale. The weighted average yields are calculated on the basis of cost, adjusted for accretion and amortization. Weighted average yields on tax-exempt obligations have been computed on a fully tax-equivalent basis at the statutory rate.

-------------------------------------------------------------------------------
Maturity of Held to Maturity Investment Securities
-------------------------------------------------------------------------------
                                        After One     After Five
                            Within      But Within    But Within    After Ten
(In thousands)             One Year     Five Years    Ten Years       Years
-------------------------------------------------------------------------------
                         Amount Yield  Amount Yield  Amount Yield  Amount Yield
-------------------------------------------------------------------------------
U.S. Treasury           $    75  6.5% $     -    -% $     -    -% $     -    -%
U.S. Government Agencies
  Mortgage-backed           838  8.0    8,209  8.0   47,233  7.7    8,836  8.9
    Other                     -    -   10,352  7.5        -    -        -    -
State and political      20,023  5.9   15,265  7.4   30,841  7.8   33,900  8.2
-------------------------------------------------------------------------------
        Total           $20,936  5.9  $33,826  7.6  $78,074  7.7  $42,736  8.3
===============================================================================
-------------------------------------------------------------------------------
Maturity of Available for Sale Investment Securities
-------------------------------------------------------------------------------
                                        After One     After Five
                           Within      But Within     But Within    After Ten
(In thousands)            One Year     Five Years     Ten Years       Years
-------------------------------------------------------------------------------
                        Amount Yield  Amount Yield   Amount Yield  Amount Yield
-------------------------------------------------------------------------------
U.S. Treasury          $57,064  7.5% $278,773  6.6% $32,883  5.6% $     -    -%
U.S. Government Agencies
    Mortgage-backed      3,183  8.9    42,113  7.0    7,396  7.9   35,616  7.3
    Other                  145  6.2    12,112  7.5   39,169  7.3   18,815  7.0
State and political        277  7.8       344  7.5    4,766  7.8    3,192  8.7
Corporate debt and other   104  5.8    18,530  6.9   13,758  7.0    4,242  6.4
-------------------------------------------------------------------------------
        Total          $60,773  7.6  $351,872  6.7  $97,972  6.8  $61,865  7.2
===============================================================================

Loans

     Liberty's loans increased $73.3 million or 5.2% during 1996 and $800.4 million or 118.2% since 1992. This growth is a result of a continued emphasis on building the loan portfolio to peer levels. Loan concentrations are an important factor in the assessment of risk in the loan portfolio. The composition of the loan portfolio at year-end for the past five years is pre-sented below.

-------------------------------------------------------------------------------
Loan Portfolio
-------------------------------------------------------------------------------
(In thousands)               1996        1995        1994      1993      1992
-------------------------------------------------------------------------------
Commercial and other     $  573,340  $  574,186    $488,400  $376,454  $262,837
Real estate - mortgage      370,786     323,957     269,232   199,104   154,410
Personal                    331,690     317,404     233,654   195,392   106,958
Energy                       98,721      76,887      71,883    57,089    68,576
Real estate - construction   92,743      98,169      97,344    85,566    67,417
Correspondent and regional   10,192      13,611      19,266    17,336    16,855
-------------------------------------------------------------------------------
  Total                  $1,477,472  $1,404,214  $1,179,779  $930,941  $677,053
===============================================================================

     Liberty's loan portfolio reflects significant sensitivity to the movement of interest rates because of its relatively short-term nature and variable pricing. Scheduled maturities of Liberty's loan portfolio (excluding real estate - mortgage and personal loans) at December 31, 1996, are summarized below:

-------------------------------------------------------------------------------
                                                  After One
                                        Within   But Within    After
(In thousands)                         One Year  Five Years  Five Years  Total
-------------------------------------------------------------------------------
Commercial, correspondent and other    $294,963   $229,184   $59,385   $583,532
Energy                                   71,107     26,174     1,440     98,721
Real estate - construction               57,230     26,799     8,714     92,743
-------------------------------------------------------------------------------
  Total                                $423,300   $282,157   $69,539   $774,996
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

-------------------------------------------------------------------------------
(In thousands)
-------------------------------------------------------------------------------
Predetermined rate                                                    $ 96,809
Floating or adjustable rate                                            254,887
-------------------------------------------------------------------------------
  Total                                                               $351,696
===============================================================================

     Liberty's practices in granting commitments and establishing lines of credit are typical of industry practices and standards. Terms, particularly rates and commitment fees, are subject to individual negotiations, with most commitments extended for a one year period. Liberty's credit standards and review practices with respect to loans are also used in granting commitments and establishing lines of credit. At December 31, 1996, the bank subsidiaries had legally binding loan commitments outstanding amounting to $707.0 million. Liberty does not expect a significant portion of these commitments to be exercised during the near-term. Management is of the opinion that no firm, unfunded commitments of material amounts which represent unusual risks are outstanding, except to the extent included in potential problem loans and/or allocated for in the reserve for loan losses.

Nonperforming Loans

     Liberty's nonperforming loans consist of nonaccrual, restructured and 90 days or more past due loans. Liberty's consolidated financial statements are prepared on the accrual basis of accounting, including recognition of interest income on its loan portfolio. However, when the full collectibility of interest or principal on any loan becomes uncertain or is collectible only after an extended period of time, that loan is placed on nonaccrual status. Any accrued yet uncollected interest is usually reversed. Thereafter, interest is recognized as income only as it is collected in cash and only to the extent that the collectibility of the principal is not in doubt. Restructured loans include those loans earning interest at rates less than originally contracted due to a troubled debtor situation. Interest on such loans is included in income only to the extent of the reduced rate if it is deemed collectible.
Past due loans, while not performing contractually, do not meet the criteria to be nonaccrual. Interest is accrued and payments are divided between income and principal based on the loan contract.

     Nonperforming loans decreased 12.5% or $1.7 million to $11.9 million at year-end 1996 from $13.5 million at year-end 1995. Nonperforming loans as a percent of total loans decreased from .96% to .80% at the end of 1996.

     Nonaccrual loans totaled $6.8 million at December 31, 1996. Of these loans, $2.1 million or 31.2% were contractually current with a total of $2.3 million or 33.9% representing loans that have met at least 85% of their con-tractual payments during 1996. The contractual balance on total nonaccrual loans was $11.2 million at year-end 1996 with $5.1 million or 45.7% of these loans contractually current and a total of $5.3 million or 47.3% have met at least 85% of their contractual payments.

-------------------------------------------------------------------------------
Nonperforming Loans
-------------------------------------------------------------------------------
(In thousands)                        1996     1995     1994     1993     1992
-------------------------------------------------------------------------------
Nonaccrual                          $ 6,811  $ 9,878    7,808  $10,138  $19,244
Restructured                            628      690        -        -        -
Past due 90 days or more              4,415    2,975    3,748    3,313      487
-------------------------------------------------------------------------------
  Total                             $11,854  $13,543  $11,556  $13,451  $19,731
===============================================================================
Nonperforming Loans as % of
  Total Loans                          .80%     .96%     .98%    1.44%    2.91%
===============================================================================
-------------------------------------------------------------------------------
Analysis of Nonperforming Loans by Type
-------------------------------------------------------------------------------
(In thousands)                        1996     1995     1994     1993     1992
-------------------------------------------------------------------------------
Commercial and other                $ 4,470  $ 6,698  $ 3,119  $ 3,604  $ 6,436
Energy                                  367      739      321      632      706
Real estate - construction            1,343      428    2,021    3,236    3,826
Real estate - mortgage                2,499    3,088    3,938    5,135    8,126
Personal                              3,175    2,590    2,157      844      637
-------------------------------------------------------------------------------
  Total                             $11,854  $13,543  $11,556  $13,451  $19,731
===============================================================================

     The gross interest income from nonaccrual loans outstanding at December 31, 1996, had they been performing in accordance with their original terms, would have been approximately $939 thousand for 1996. The amount of interest from nonaccrual loans included in interest income for 1996 was approximately $73 thousand. Foregone interest income from nonaccrual and restructured loans for the past five years beginning with 1996 was approximately $866 thousand, $515 thousand, $799 thousand, $1.1 million and $1.5 million, respectively.

     Liberty adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure," as of January 1, 1995. SFAS No. 114 requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.

     Liberty had previously calculated the required level of the reserve for loan losses using methods similar to those prescribed in SFAS No. 114. As a result of adopting these statements, no additional reserve for loan losses was required as of January 1, 1995.

     At December 31, 1996, Liberty had a recorded investment of $7.4 million in loans classified as impaired, of which $648 thousand required a valuation allowance of $92 thousand as calculated under SFAS No. 114. This compares to $10.6 million in impaired loans at December 31, 1995, of which $3.1 million required a valuation allowance of $430 thousand. Interest income on impaired loans has been recorded by Liberty in a manner consistent with its income recognition policies for other loans.

Potential Problem Loans

     "Potential problem loans" are those loans which, although currently performing, have credit weaknesses such that management has serious doubts as to the borrowers' future ability to comply with present terms, and thus may result in a change to nonperforming status. Management has identified, through internal credit ratings, certain performing loans which demonstrate some dete-rioration in credit quality and, accordingly, are scrutinized more carefully. At December 31, 1996, these loans totaled $13 thousand compared to $473 thousand and $177 thousand at December 31, 1995 and 1994, respectively. Of these amounts, there were no unfunded balances at the end of 1996, 1995 or 1994. Exposure to loss of principal on such loans has been considered in the establishment of the reserve for loan losses.

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

-------------------------------------------------------------------------------
Allocation of Reserve for Loan Losses
-------------------------------------------------------------------------------
(Dollars In thousands)            1996      1995      1994      1993      1992
-------------------------------------------------------------------------------
Commercial and other
  Reserve amount                $ 3,094   $ 2,681   $ 1,592   $ 1,151   $ 2,382
  Loans as a percent of
   total loans                   38.81%    40.89%    41.40%    40.76%    39.55%
Energy
  Reserve amount                     22        59        57     3,305     2,603
  Loans as a percent of
   total loans                    6.68%     5.48%     6.09%     6.10%    10.00%
Real estate - construction
  Reserve amount                    283       194       872       999     2,533
  Loans as a percent of
   total loans                    6.28%     6.99%     8.25%     9.14%     9.84%
Real estate - mortgage
  Reserve amount                    505       517       389       452     2,533
  Loans as a percent of
   total loans                   25.10%    23.07%    22.82%    21.27%    22.54%
Correspondent and regional
  Reserve amount                     37         -       134       183       545
  Loans as a percent of
   total loans                     .69%      .97%     1.63%     1.85%     2.46%
Personal
  Reserve amount                  3,898     2,620     2,683     1,834     1,232
  Loans as a percent of
   total loans                   22.44%    22.60%    19.81%    20.88%    15.61%
Unallocated reserve              11,940    10,412    13,354    12,062    13,753
-------------------------------------------------------------------------------
    Total reserve               $19,779   $16,483   $19,081   $19,986   $25,581
===============================================================================
Reserve for loan losses as a %
  of total loans                  1.34%     1.17%     1.62%     2.14%     3.73%
Reserve for loan losses as a %
  of nonperforming loans        166.86%   121.71%   165.12%   148.58%   129.65%

      Liberty began making provisions for loan losses in 1995 beginning in the third quarter. As a result of the loan growth experienced in 1996 and increases in net charge-offs, Liberty's provision for loan losses increased. If loans and net charge-offs continue to grow, management expects to continue to add to the reserve for loan losses commensurate with such growth. The following table summarizes average loan balances, changes in the reserve for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category, and additions to the reserve which have been charged to operating expense.

-------------------------------------------------------------------------------
Analysis of Reserve for Loan Losses
-------------------------------------------------------------------------------
(Dollars in thousands)            1996       1995       1994     1993     1992
-------------------------------------------------------------------------------
Balance at beginning of year $   16,483 $   19,081 $   19,986 $ 25,581 $ 25,988
-------------------------------------------------------------------------------
Charge-offs
  Commercial and other            1,051      2,943        481      258    1,369
  Energy                              -        214          -        -       22
  Real estate - construction        308         88          4      378    1,511
  Real estate - mortgage             70         13          3       61      435
  Correspondent and regional          -          -          -       22      433
  Personal                        5,823      2,412      1,698    1,154      835
-------------------------------------------------------------------------------
    Total charge-offs             7,252      5,670      2,186    1,873    4,605
-------------------------------------------------------------------------------
Recoveries
  Commercial and other              232      1,152        485      680      520
  Energy                             67         41        174      106      100
  Real estate - construction         20         42        180      679      620
  Real estate - mortgage             39         35         29      264      562
  Correspondent and regional         22         16         25        1      173
  Personal                          603        436        388      670      360
-------------------------------------------------------------------------------
    Total recoveries                983      1,722      1,281    2,400    2,335
-------------------------------------------------------------------------------
Net charge-offs                   6,269      3,948        905    ( 527)   2,270
Provisions for loan losses        9,565      1,350          -   (7,363)   1,793
Reserves from acquired banks          -          -          -    1,241       70
-------------------------------------------------------------------------------
Balance at end of year       $   19,779 $   16,483 $   19,081 $ 19,986 $ 25,581
===============================================================================
Average loans outstanding    $1,427,584 $1,282,718 $1,051,694 $786,275 $698,162
===============================================================================
Ratio of net charge-offs
 (recoveries) to average
 loans outstanding                 .44%       .31%       .09%    (.07%)    .32%
===============================================================================

Other Real Estate and Assets Owned

     OREO (net of reserves) decreased $1.6 million during 1996. The following tables show OREO and the reserve for OREO for the past five years.

-------------------------------------------------------------------------------
Other Real Estate and Assets Owned
-------------------------------------------------------------------------------
(In thousands)                 1996      1995      1994       1993       1992
-------------------------------------------------------------------------------
Land                          $1,910    $2,084    $4,522    $ 8,791    $14,516
Commercial - office buildings
 and motels                      402     1,914       792      2,487      2,481
Commercial - shopping centers      -         -         -        200        660
Residential - single-family      446       575     1,031      1,631      1,122
Residential - multi-family         -         -         -          -         57
Oil and gas properties             -         -         -          -        306
Other                             12        14        25        256      1,520
-------------------------------------------------------------------------------
  Total other real estate
   and assets owned           $2,770    $4,587    $6,370    $13,365    $20,662
    Less reserve for losses     (670)     (856)   (1,042)    (2,521)    (5,001)
-------------------------------------------------------------------------------
      Other real estate and
       assets owned, net      $2,100    $3,731    $5,328    $10,844    $15,661
===============================================================================
-------------------------------------------------------------------------------
Reserve for Losses on Other Real Estate and Assets Owned
-------------------------------------------------------------------------------
(In thousands)                 1996      1995      1994       1993       1992
-------------------------------------------------------------------------------
Balance at beginning of year  $  856    $1,042    $2,521    $ 5,001    $11,447
Charge-offs                      (86)     (236)   (1,029)    (1,515)    (4,105)
Provisions for losses           (100)       50      (450)    (1,207)    (2,341)
Reserves from acquired banks       -         -         -        242          -
-------------------------------------------------------------------------------
Balance at end of year        $  670    $  856    $1,042    $ 2,521    $ 5,001
===============================================================================
Reserve for  losses on
 other real estate and
 assets owned as a % of
 total other real estate
 and assets owned             24.19%    18.66%    16.36%     18.86%     24.20%
===============================================================================
     Charge-offs include losses on sales and market writedowns. The reserves are in addition to the carrying value of foreclosed real estate at or below current appraised values.

Capital Funds

     Year-end shareholders' investment as a percentage of total assets amounted to 9.7% for 1996, compared to 9.2% for 1995 and 8.1% for 1994.

     Capital adequacy is currently measured by banking regulators using various capital criteria and ratios under the heading of risk-based capital. Tier 1 capital for bank holding companies includes common equity and perpetual preferred stock (subject to certain limitations) minus intangible assets. The adjustment to shareholders' investment for unrealized gains and losses for securities available for sale is disregarded in this calculation. There are also limitations on the amount of deferred tax assets that may be included in Tier 1 capital. Tier 2 capital includes supplementary elements such as limited amounts of reserve for loan losses, perpetual preferred stock (in excess of Tier 1 limits), subordinated debt and other items. The leverage ratio, defined as Tier 1 capital divided by average adjusted total assets, limits the amount of leverage a bank can undertake because of the ratio's emphasis on equity or core capital.

     All but the most highly-rated banks are required to carry a minimum leverage ratio of 3% plus a cushion of 1% to 2%. The risk-based capital ratio, defined as total capital (Tier 1 plus Tier 2) divided by risk-weighted assets, is the regulators' other primary determinant of capital adequacy and was de-signed principally as a measure of credit risk. Banking organizations have been given a risk-based capital ratio requirement of 8%. The FDIC assesses insurance premiums based in part on the level of capital, with banks which are "well capitalized" paying assessments at lower rates. Liberty's and its subsidiary banks' capital ratios are significantly higher than the current guidelines and the subsidiary banks are "well capitalized" for deposit insurance purposes.

-------------------------------------------------------------------------------
Risk-based Capital
-------------------------------------------------------------------------------
(In thousands)                                           1996           1995
-------------------------------------------------------------------------------
Tier 1 Capital
  Shareholders' investment                           $  280,251     $  268,894
  Unrealized gains on available for sale
   securities disallowed                                 (4,422)       (10,025)
  Deferred tax asset disallowed                          (6,639)        (5,931)
  Intangible assets disallowed                           (6,711)        (7,961)
-------------------------------------------------------------------------------
    Total Tier 1 Capital                                262,479        244,977
Tier 2 Capital
  Reserve for loan losses (1)                            19,779         16,483
-------------------------------------------------------------------------------
    Total capital                                       282,258        261,460
===============================================================================
Risk-weighted Assets                                 $1,905,312     $1,871,915
===============================================================================
Leverage Ratio                                            9.47%          9.02%
Risk-based Ratio                                         14.81          13.97
(1)  Limited to 1.25% of risk-weighted assets.

     Liberty Oklahoma City had a risk-based capital ratio of 14.87% and Liberty Tulsa had a risk-based capital ratio of 12.17%. Liberty and its subsidiary banks exceed required ratios for 1996 and plan to do so in the future.

Deposits

     Deposits represent the principal source of funds for Liberty. Average deposit levels totaled approximately 82.2% of total average assets in 1996. Levels of deposits increased in 1996 and 1995 due to product marketing efforts.

-------------------------------------------------------------------------------
Average Deposits
-------------------------------------------------------------------------------
(In thousands)                            1996           1995           1994
-------------------------------------------------------------------------------
Noninterest-bearing demand deposits   $  590,330     $  582,506     $  616,552
Interest-bearing demand deposits         693,493        656,129        564,142
Savings                                  116,867        127,790        147,716
Time deposits                            902,586        820,783        772,485
-------------------------------------------------------------------------------
  Total                               $2,303,276     $2,187,208     $2,100,895

     The previous table includes average deposits with the branches of Liberty Oklahoma City and Liberty Tulsa in Nassau, The Bahamas of $82.6 million, $45.3 million and $29.4 million for the years 1996, 1995 and 1994, respectively. The Liberty Oklahoma City Nassau branch was closed during 1994.

     As of December 31, 1996, time certificates of deposit and other time deposits mature as follows:
-------------------------------------------------------------------------------
Maturities of Time Deposits
-------------------------------------------------------------------------------
(In thousands)
-------------------------------------------------------------------------------
Within three months                                                   $199,835
After three but within six months                                       51,384
After six but within twelve months                                     106,928
After twelve months                                                     58,817
-------------------------------------------------------------------------------
  Total                                                               $416,964
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

-------------------------------------------------------------------------------
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase
-------------------------------------------------------------------------------
(In thousands)                                  1996        1995        1994
-------------------------------------------------------------------------------
Borrowings outstanding
  At year-end                                 $130,894    $171,739    $139,700
  Average for the year                         113,690     131,224     134,444
  Maximum month-end balance                    161,491     173,152     219,662
Interest rates
  Average for the year                           5.1%        5.7%        4.1%
  Average at end of year                         5.8         5.5         4.9
-------------------------------------------------------------------------------
Treasury, Tax and Loan Deposits and Other Borrowings
-------------------------------------------------------------------------------
(In thousands)                                  1996        1995        1994
-------------------------------------------------------------------------------
Borrowings outstanding
  At year-end                                 $ 71,225    $128,267    $ 90,452
  Average for the year                          81,367     118,217      89,893
  Maximum month-end balance                    147,226     297,565     191,704
Interest rates
  Average for the year                           5.9%        5.8%        4.4%
  Average at end of year                         6.3         5.7         5.3

International Exposure

     Liberty has little direct exposure to foreign borrowers. Cross-border outstandings include loans, acceptances, interest-bearing deposits with other banks and interest-bearing investments or other monetary assets denominated in nonlocal currencies of foreign banks (including domestic branches of foreign banks). At December 31, 1996, Liberty had $1.9 million in cross-border outstandings (none of which was with domestic branches of foreign banks), compared to $1.4 million at December 31, 1995, and $2.2 million at December 31, 1994.

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

     As a result of increased holdings of loans, Liberty was a net seller of federal funds and securities under repurchase agreements averaging $58.9 million in 1996 compared to a net purchaser position in 1995 of $60.3 million and $80.9 million in 1994.

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

Interest Rate Sensitivity

     Liberty's policy is to maintain as balanced a position in interest-sen-sitive assets and liabilities as possible with a goal to achieve consistent interest margins in all interest rate environments. Nevertheless, Liberty is liability sensitive largely due to the short-term nature of its deposits, especially savings and money market accounts, and short-term borrowings. Be-cause of this liability sensitivity, Liberty's net interest margin in the near-term may be vulnerable to increased interest rates.

     The net interest margin of Liberty was impacted by a decrease in interest rates, as experienced in the past year. Due to the increase in loan volume, restructuring of the available for sale portfolio into higher yields and more stable cost of funds, Liberty's net interest margin improved. Normally, be-cause Liberty is liability sensitive, in the short-term its liabilities reprice at the higher rates sooner than its assets. As such, the net interest margin is narrowed as liabilities are repriced or mature. However, the increase in liability rates, particularly in a increasing rate environment, may not increase as much as asset rates depending on the timing of the decision to increase consumer deposit rates. Liberty monitors its interest-sensitivity position on a continuing basis to ensure that interest rate changes do not create a material adverse impact. Liberty also adjusts its asset and liability structures, to the extent possible, to allow for projected rate changes.

     A table showing the repricing of Liberty's earning assets and interest-bearing liabilities at December 31, 1996, is outlined below. Deposits without maturities, such as savings and money market accounts, are classified as less than 90 days.

-------------------------------------------------------------------------------
Interest Rate Sensitivity
-------------------------------------------------------------------------------
                              0-90      91-365    One to      After
(In thousands)                Days       Days   Five Years  Five Years  Total
-------------------------------------------------------------------------------
Earning assets
Loans                      $  802,859  $ 168,650  $432,725  $ 73,238 $1,477,472
Securities                    182,479     51,406   312,488   252,332    798,705
Other earning assets          180,453          -         -         -    180,453
-------------------------------------------------------------------------------
  Total earning assets      1,165,791    220,056   745,213   325,570  2,456,630
-------------------------------------------------------------------------------
Interest-bearing liabilities
Deposits                    1,046,400    316,193   226,924   120,466  1,709,983
Other borrowings              159,830     30,000         -    12,289    202,119
-------------------------------------------------------------------------------
  Total Interest-bearing
    liabilities             1,206,230    346,193   226,924   132,755  1,912,102
-------------------------------------------------------------------------------
Net position                  (40,439)  (126,137)  518,289   192,815    544,528
===============================================================================
Cumulative net position    $  (40,439) $(166,576) $351,713  $544,528 $  544,528
===============================================================================
% of earning assets            (1.6%)     (6.8%)    14.3%     22.2%      22.2%
===============================================================================

Parent Company Funding Sources and
 Dividends

     At December 31, 1996, the parent company had cash, including interest bearing deposits, of $15.9 million compared to $1.1 million at December 31, 1995. The primary changes in the funding position since year-end 1995 were cash dividends paid, intercompany dividends received totaling $14.5 million and intercompany tax settlements, net of estimated tax payments, totaling $7.5 million. Liberty's ability to fund various operating expenses and dividends is generally dependent on parent-only earnings, cash reserves and funds derived from its subsidiaries, principally Liberty Oklahoma City and Liberty Tulsa. These funds historically have been provided primarily by intercompany dividends and management fees. Management fees are generally limited to reimbursement of actual expenses. It is anticipated that Liberty's recurring cash sources will continue to include dividends and management fees from subsidiaries, proceeds from the sale of other assets (principally other real estate and assets owned) and retained rights to any gains from the sales of mortgage servicing or other assets. Dividends may be paid by subsidiary banks from time to time to support Liberty's activities. Liberty Oklahoma City and Liberty Tulsa are limited in their ability to pay dividends to Liberty based on applicable provisions of the National Bank Act pertaining to earnings and undivided profits. As of January 1, 1997, the ability of Liberty Oklahoma City and Liberty Tulsa to pay dividends to Liberty without regulatory approval was limited to $27.6 million and $2.2 million, respectively.

     Liberty Real Estate Company, a wholly-owned subsidiary, is dependent upon Liberty for financial support to cover deficits in operating cash flows resulting from operating costs, debt service, capital expenditures and other needs. These costs are primarily intercompany and insignificant to Liberty as a whole. It is anticipated that Liberty will continue to provide such support.

     Liberty paid four quarterly cash dividends of $.25 per common share in 1996 totaling $9.5 million. During 1995, Liberty paid four quarterly dividends of $.20 per common share, totaling $7.6 million. It is expected that such cash dividends, at levels to be determined by the Board of Directors, will continue if justified by Liberty's earnings, capital adequacy and financial condition.

     The Boards of Directors of both Liberty Tulsa and Liberty Oklahoma City approved, subject to approval by regulatory authorities, the redemption of the preferred stock held by the parent company in the two banks totaling $32.5 million. This transaction, if executed, is not expected to reduce the capital ratios below well-capitalized levels.

     In management's opinion, the parent company's current liquidity and cash sources are anticipated to be sufficient to meet its obligations in the near-term.


SELECTED STATISTICAL INFORMATION                                                              Liberty Bancorp, Inc.
-------------------------------------------------------------------------------------------------------------------
Consolidated Summary of Quarterly Financial Information
-------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
-------------------------------------------------------------------------------------------------------------------
1996                                                 Fourth            Third             Second            First
-------------------------------------------------------------------------------------------------------------------
Interest income                                     $46,445           $46,576           $46,054           $45,453
Interest income (tax equivalent)                     47,250            47,270            46,696            46,115
Interest expense                                     22,821            23,370            23,108            23,378
Net interest income                                  23,624            23,206            22,946            22,075
Provision for loan losses                             2,400             4,275             1,715             1,175
Trust fees                                            4,262             4,123             4,120             4,134
Mortgage banking income                               1,649             1,700             1,565             1,715
Other noninterest income                             10,629             8,520            10,056             8,794
Noninterest expense                                  27,789            29,352            27,426            26,888
Net income                                            7,238             7,724             6,649             6,051
Net income per share                                    .73               .78               .67               .61


At Quarter End
  Shares of common stock, net of treasury stock
    Outstanding                                       9,457             9,449             9,462             9,468
    Fully-diluted                                    10,015             9,917             9,902             9,933

--------------------------------------------------- ----------------- ----------------- ----------------- ---------
1995                                                 Fourth            Third             Second            First
--------------------------------------------------- ----------------- ----------------- ----------------- ---------
Interest income                                     $45,298           $44,513           $44,584           $41,671
Interest income (tax equivalent)                     45,972            45,143            45,165            42,250
Interest expense                                     23,254            22,956            22,972            22,633
Net interest income                                  22,044            21,557            21,612            19,038
Provision for loan losses                             1,150               200                 -                 -
Trust fees                                            4,021             4,127             3,824             3,944
Mortgage banking income                               1,489             1,645             1,486             1,518
Other noninterest income                             10,115             9,534            10,114            12,200
Noninterest expense                                  26,718            25,571            28,068            28,086
Net income                                            6,678             7,511             6,099             5,905
Net income per share                                    .68               .76               .62               .60


At Quarter End
  Shares of common stock, net of treasury stock
    Outstanding                                       9,467             9,468             9,482             9,467
    Fully-diluted                                     9,875             9,871             9,866             9,816

-----------------------------------------------------------------------------------------------------------------------------------
Average Balances/Net Interest Margin/Rates (1)
-----------------------------------------------------------------------------------------------------------------------------------
For the year                                       1996                            1995                            1994
-----------------------------------------------------------------------------------------------------------------------------------
                                       Average              Average    Average              Average    Average              Average
(In thousands)                         Balance    Interest   Rate      Balance    Interest   Rate      Balance    Interest   Rate
-----------------------------------------------------------------------------------------------------------------------------------
Assets
Loans (2)                            $ 1,427,584  $ 122,762  8.60 %  $ 1,282,718  $ 113,150  8.82 %  $ 1,051,694  $  82,305  7.83 %
Investment securities (3)
  Taxable                                725,403     48,323  6.66        887,936     55,375  6.24      1,022,535     54,076  5.29
  Nontaxable                              81,308      6,411  7.88         69,092      5,496  7.95         54,134      4,484  8.28
Trading account securities                10,460        598  5.72          4,001        280  7.00          3,831        245  6.40
------------------------------------ ------------ ---------- ------- ------------ ---------- ------- ------------ ---------- ------
Total securities                         817,171     55,332  6.77        961,029     61,151  6.36      1,080,500     58,805  5.44
Federal funds sold and securities
  purchased under agreements to
  resell and other                       173,163      9,237  5.33         71,593      4,229  5.91         55,473      2,446  4.41
------------------------------------ ------------ ---------- ------- ------------ ---------- ------- ------------ ---------- ------
Total earning assets                   2,417,918    187,331  7.75      2,315,340    178,530  7.71      2,187,667    143,556  6.56
Cash and due from banks-
  noninterest-bearing                    250,230                         261,619                         258,007
Reserve for loan losses                  (17,249)                        (18,115)                        (19,829)
Other assets                             151,129_                        158,994                         153,996_
      Total assets                   $ 2,802,028                     $ 2,717,838                     $ 2,579,841_

Liabilities and Shareholders'
  Investment
Interest-bearing deposits
  Savings and money market
    accounts                         $   810,360  $  29,154  3.60 %  $   783,919  $  29,036  3.70 %  $   711,858  $  19,618  2.76 %
  Other time deposits                    902,586     52,943  5.87        820,783     48,491  5.91        772,485     34,623  4.48
------------------------------------ ------------ ---------- ------- ------------ ---------- ------- ------------ ---------- ------
  Total interest-bearing deposits      1,712,946     82,097  4.79      1,604,702     77,527  4.83      1,484,343     54,241  3.65
Federal funds purchased and
  securities sold under agreements
  to repurchase                          113,690      5,821  5.12        131,224      7,413  5.65        134,444      5,502  4.09
Other borrowings                          81,367      4,759  5.85        118,217      6,875  5.82         89,893      3,917  4.36
------------------------------------ ------------ ---------- ------- ------------ ---------- ------- ------------ ---------- ------
      Total interest-bearing
        liabilities                    1,908,003     92,677  4.86      1,854,143     91,815  4.95      1,708,680     63,660  3.73
Demand deposits                          590,330                         582,506                         616,552
Other liabilities                         32,004                          29,442                          25,215
Shareholders' investment                 271,691                         251,747                         229,394_
      Total liabilities and
        shareholders' investment     $ 2,802,028                     $ 2,717,838                     $ 2,579,841_

Interest income/earning assets                    $ 187,331  7.75 %               $ 178,530  7.71 %               $ 143,556  6.56 %
Interest expense/earning assets                      92,677_ 3.83                    91,815_ 3.97                    63,660_ 2.91_
Net interest margin                               $  94,654  3.92 %               $  86,715  3.74 %               $  79,896  3.65_%

(1) Income and rates shown on a tax-equivalent basis have been computed based on the statutory rate of 35% for 1996, 1995, 1994 and
    1993 and 34% for 1992.
(2) Includes nonaccrual loans.
(3) Includes available for sale securities at amortized cost for all years presented.

-----------------------------------------------------------------------------------------------------------------------------------
Average Balances/Net Interest Margin/Rates (1)
-----------------------------------------------------------------------------------------------------------------------------------
For the year                                                       1993                                           1992
-----------------------------------------------------------------------------------------------------------------------------------
                                                   Average                     Average           Average                    Average
(In thousands)                                     Balance        Interest      Rate             Balance         Interest    Rate
-----------------------------------------------------------------------------------------------------------------------------------
Assets
Loans (2)                                        $   786,275     $  62,857     7.99 %          $   698,162     $  55,884     8.00 %
Investment securities (3)
  Taxable                                          1,103,154        60,261     5.46                839,979        58,137     6.92
  Nontaxable                                          52,420         4,289     8.18                 54,428         4,726     8.68
Trading account securities                             3,833           231     6.03                  6,444           431     6.69
------------------------------------------------ --------------- ------------- --------------- --------------- ------------- ------
Total securities                                   1,159,407        64,781     5.59                900,851        63,294     7.03
Federal funds sold and securities
  purchased under agreements to
  resell and other                                    99,132         3,083     3.11                214,858         7,546     3.51
------------------------------------------------ --------------- ------------- --------------- --------------- ------------- ------
Total earning assets                               2,044,814       130,721     6.39              1,813,871       126,724     6.99
Cash and due from banks-
  noninterest-bearing                                259,603                                       252,950
Reserve for loan losses                              (21,675)                                      (25,238)
Other assets                                         148,716                                       130,184_
      Total assets                               $ 2,431,458                                   $ 2,171,767_


Liabilities and Shareholders'
  Investment
Interest-bearing deposits
  Savings and money market
    accounts                                     $   623,769     $  16,403     2.63 %          $   506,670     $  16,517     3.26 %
  Other time deposits                                717,977        29,759     4.14                682,799        35,329     5.17
------------------------------------------------ --------------- ------------- --------------- --------------- ------------- ------
  Total interest-bearing deposits                  1,341,746        46,162     3.44              1,189,469        51,846     4.36
Federal funds purchased and
  securities sold under agreements
  to repurchase                                      122,103         3,514     2.88                120,173         3,995     3.32
Other borrowings                                     110,847         3,565     3.22                106,944         3,662     3.42
Long-term debt                                         6,997           592     8.46                  8,327           700     8.41
------------------------------------------------ --------------- ------------- --------------- --------------- ------------- ------
      Total interest-bearing liabilities           1,581,693        53,833     3.40              1,424,913        60,203     4.23
Demand deposits                                      615,567                                       551,121
Other liabilities                                     26,061                                        24,887
Shareholders' investment                             208,137                                       170,846_
      Total liabilities and shareholders'
        investment                               $ 2,431,458                                   $_2,171,767_

Interest income/earning assets                                   $ 130,721     6.39 %                          $ 126,724     6.99 %
Interest expense/earning assets                                     53,833     2.63                               60,203     3.32_
Net interest margin                                              $  76,888     3.76 %                          $  66,521     3.67 %

(1) Income and rates shown on a tax-equivalent basis have been computed based on the statutory rate of 35% for 1996, 1995, 1994 and
    1993 and 34% for 1992.
(2) Includes nonaccrual loans.
(3) Includes available for sale securities at amortized cost for all years presented.

CONSOLIDATED BALANCE SHEET                                              Liberty Bancorp, Inc.
---------------------------------------------------------------------------------------------
December 31, (In thousands, except share data)                       1996            1995
---------------------------------------------------------------------------------------------
Assets
Cash and due from banks
  Noninterest-bearing                                            $   304,389     $   299,473
  Interest-bearing                                                       502             623
Federal funds sold and securities purchased under
  agreements to resell                                               170,185         260,740
---------------------------------------------------------------- --------------- ------------
    Total cash and cash equivalents                                  475,076         560,836
---------------------------------------------------------------- --------------- ------------
Trading securities                                                     9,766           8,689
Investment securities
  Available for sale                                                 602,423         594,979
  Held to maturity                                                   175,572         192,687
  Equity                                                              20,710          19,757
---------------------------------------------------------------- --------------- ------------
    Total investment securities                                      798,705         807,423
---------------------------------------------------------------- --------------- ------------
Loans                                                              1,477,472       1,404,214
  Less:  Reserve for loan losses                                     (19,779)        (16,483)
---------------------------------------------------------------- --------------- ------------
    Loans, net                                                     1,457,693       1,387,731
---------------------------------------------------------------- --------------- ------------
Property and equipment, net                                           61,129          65,733
Accounts receivable                                                   13,332          10,969
Accrued income receivable                                             25,030          27,165
Deferred tax asset, net                                               11,038           7,740
Other real estate and assets owned, net                                2,100           3,731
Other assets                                                          43,766          42,527
---------------------------------------------------------------- --------------- ------------
    Total assets                                                 $ 2,897,635     $ 2,922,544
================================================================ =============== ============

Liabilities and Shareholders' Investment
Deposits
  Noninterest-bearing                                            $   673,801     $   590,056
  Interest-bearing                                                 1,709,983       1,732,522
---------------------------------------------------------------- --------------- ------------
    Total deposits                                                 2,383,784       2,322,578
---------------------------------------------------------------- --------------- ------------
Other borrowings
  Federal funds purchased and securities sold under
    agreements to repurchase                                         130,894         171,739
  Other                                                               71,225         128,267
---------------------------------------------------------------- --------------- ------------
      Total other borrowings                                         202,119         300,006
---------------------------------------------------------------- --------------- ------------
Accrued interest, expenses and taxes                                  23,793          23,275
Accounts payable                                                       5,811           6,888
Other liabilities                                                      1,877             903
---------------------------------------------------------------- --------------- ------------
    Total liabilities                                              2,617,384       2,653,650
---------------------------------------------------------------- --------------- ------------
Shareholders' Investment
Common stock ($.01 par value; 50,000,000 shares authorized)               95              95
-------------------------------------------------
                           1996          1995
-------------------------------------------------
  Shares issued          9,488,428     9,488,428
  Shares outstanding     9,457,466     9,467,012
Capital surplus                                                      209,244         210,597
Retained earnings                                                     68,776          50,578
Treasury stock, at cost - 30,962 shares at December 31, 1996 and
  21,416 shares at December 31, 1995                                  (1,195)           (768)
Unrealized security gains, net of tax                                  4,422          10,025
Deferred compensation                                                 (1,091)         (1,633)
---------------------------------------------------------------- --------------- ------------
    Total shareholders' investment                                   280,251         268,894
---------------------------------------------------------------- --------------- ------------
    Total liabilities and shareholders' investment               $ 2,897,635     $ 2,922,544
================================================================ =============== ============

    The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME                                                     Liberty Bancorp, Inc.
----------------------------------------------------------------------------------------------------------
For the year (In thousands, except share data)                        1996          1995          1994
----------------------------------------------------------------------------------------------------------
Interest Income
  Loans                                                             $ 122,445     $ 112,616     $  81,698
  Investments
    Taxable                                                            48,122        55,375        54,076
    Nontaxable                                                          4,168         3,606         2,899
  Trading                                                                 556           240           221
  Federal funds sold and other                                          9,237         4,229         2,446
------------------------------------------------------------------- ------------- ------------- ----------
      Total interest income                                           184,528       176,066       141,340
------------------------------------------------------------------- ------------- ------------- ----------
Interest Expense
  Deposits                                                             82,097        77,527        54,241
  Other borrowings                                                     10,580        14,288         9,419
------------------------------------------------------------------- ------------- ------------- ----------
      Total interest expense                                           92,677        91,815        63,660
------------------------------------------------------------------- ------------- ------------- ----------
Net Interest Income                                                    91,851        84,251        77,680
Provision for loan losses                                               9,565         1,350             -
------------------------------------------------------------------- ------------- ------------- ----------
Net Interest Income After Provision for Loan Losses                    82,286        82,901        77,680
------------------------------------------------------------------- ------------- ------------- ----------
Noninterest Income
  Trust fees                                                           16,639        15,916        15,582
  Service charges on deposits                                          15,925        15,231        14,603
  Mortgage banking income                                               6,629         6,138         6,242
  Trading account profits and commissions                               3,920         3,699         4,176
  Net securities gains                                                  2,693         6,260         1,174
  Credit card fees                                                      2,519         2,348         2,041
  Loan fees                                                             1,525         1,752         2,047
  Other                                                                11,417        12,673        13,196
------------------------------------------------------------------- ------------- ------------- ----------
    Total noninterest income                                           61,267        64,017        59,061
------------------------------------------------------------------- ------------- ------------- ----------

Noninterest Expense
  Salaries                                                             44,218        42,278        43,542
  Employee benefits                                                    10,624         8,969         9,725
  Equipment                                                            10,353        10,193         9,408
  Occupancy, net                                                        8,985         9,083         9,065
  Professional and other services                                       8,052         7,675         8,581
  Data processing                                                       7,720         7,184         6,498
  Printing, postage and supplies                                        5,511         5,563         5,257
  Advertising and business development                                  4,013         3,874         3,535
  Amortization of intangibles, including purchased
    mortgage servicing rights                                           2,259         2,421         2,429
  Deposit insurance assessments                                           440         2,531         4,387
  Net income from operation of other real estate and assets owned      (1,615)       (2,182)       (3,225)
  Other                                                                10,895        10,854        12,569
------------------------------------------------------------------- ------------- ------------- ----------
      Total noninterest expense                                       111,455       108,443       111,771
------------------------------------------------------------------- ------------- ------------- ----------
Income Before Provision for Income Taxes                               32,098        38,475        24,970
Provision for income taxes                                              4,436        12,282          (906)
------------------------------------------------------------------- ------------- ------------- ----------
    Net Income                                                      $  27,662     $  26,193     $  25,876
=================================================================== ============= ============= ==========
    Net Income Per Share - Primary and Fully-Diluted                $    2.79     $    2.66     $    2.64
=================================================================== ============= ============= ==========

          The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENT OF
SHAREHOLDERS' INVESTMENT                                                                                      Liberty Bancorp, Inc.
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                             Unrealized
                                                                                              Security                   Total
                                               Common     Capital     Retained   Treasury      Gains      Deferred    Shareholders'
(Dollars in thousands)                         Stock      Surplus     Earnings    Stock       (Losses)  Compensation   Investment
-----------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1993                        $95     $211,708     $11,785     $    (1)    $ 6,184     $(2,526)      $227,245
  Net income                                       -            -      25,876           -           -           -         25,876
  Dividends paid ($.60 per share)                  -            -      (5,689)          -           -           -         (5,689)
  Amortization of deferred compensation            -            -           -           -           -         505            505
  Change in unrealized gains (losses) on
    available for sale securities, net of tax      -            -           -           -     (13,038)          -        (13,038)
  Purchase of treasury stock (41,894 shares)       -            -           -      (1,257)          -           -         (1,257)
  Common and treasury stock issued
    (10,558 common and 27,930
    treasury shares)                               -           25           -         823           -        (110)           738
------------------------------------------------ ------- ------------ ----------- ----------- ----------- ------------- -----------
Balance December 31, 1994                        $95     $211,733     $31,972     $  (435)    $(6,854)    $(2,131)      $234,380
  Net income                                       -            -      26,193           -           -           -         26,193
  Dividends paid ($.80 per share)                  -            -      (7,587)          -           -           -         (7,587)
  Amortization of deferred compensation            -            -           -           -           -         498            498
  Unrealized gains on securities trans-
    ferred from held to maturity to
    available for sale                             -            -           -           -       2,962           -          2,962
  Change in unrealized gains (losses) on
    available for sale securities, net of tax      -            -           -           -      13,917           -         13,917
  Purchase of treasury stock (91,008 shares)       -            -           -      (3,054)          -           -         (3,054)
  Treasury stock issued (83,607 shares)            -       (1,136)          -       2,721           -           -          1,585
------------------------------------------------ ------- ------------ ----------- ----------- ----------- ------------- -----------
Balance December 31, 1995                        $95     $210,597     $50,578     $  (768)    $10,025     $(1,633)      $268,894
  Net income                                       -            -      27,662           -           -           -         27,662
  Dividends paid ($1.00 per share)                 -            -      (9,464)          -           -           -         (9,464)
  Amortization of deferred compensation            -            -           -           -           -         542            542
  Change in unrealized gains (losses) on
    available for sale securities, net of tax      -            -           -           -      (5,603)          -         (5,603)
  Purchase of treasury stock (90,918 shares)       -            -           -      (3,435)          -           -         (3,435)
  Treasury stock issued (81,372 shares)            -       (1,353)          -       3,008           -           -          1,655
------------------------------------------------ ------- ------------ ----------- ----------- ----------- ------------- -----------
Balance December 31, 1996                        $95     $209,244     $68,776     $(1,195)    $ 4,422     $(1,091)      $280,251
================================================ ======= ============ =========== =========== =========== ============= ===========

                     The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF
CASH FLOWS                                                                                Liberty Bancorp, Inc.
---------------------------------------------------------------------------------------------------------------
For the year (In thousands)                                                 1996          1995          1994
---------------------------------------------------------------------------------------------------------------
Cash provided (absorbed) by operating activities
Net income                                                               $  27,662     $  26,193     $  25,876
Adjustments to reconcile net income to net cash provided (absorbed)
  by operating activities:
    Provisions for losses                                                    9,567         3,040         1,400
    Provision for income taxes                                               4,436        12,282          (906)
    Depreciation and amortization                                           11,410        10,677         9,322
    Net amortization of investment securities                                2,703         5,796        12,460
    Gain on sale of assets                                                  (8,446)      (14,600)       (9,346)
    Change in trading account securities                                     2,745        16,820       (14,586)
    Loans made for purposes of resale                                     (121,442)      (88,407)     (148,102)
    Proceeds from sale of loans held for resale                            100,423        61,727        70,113
    Change in accrued interest, expenses and taxes, accounts payable
      and other liabilities                                                 (5,994)       (4,525)          (78)
    Change in accrued income receivable, accounts receivable
       and other assets                                                     (1,118)       (3,942)      (15,368)
------------------------------------------------------------------------ ------------- ------------- ----------
      Net cash provided (absorbed) by operating activities                  21,946        25,061       (69,215)
------------------------------------------------------------------------ ------------- ------------- ----------
Cash provided (absorbed) by investing activities
  Proceeds from maturities and paydowns on
    Available for sale securities                                          247,894       158,793       124,299
    Held to maturity securities                                             53,863        80,201        71,634
  Proceeds from sales of
    Available for sale securities                                          260,754       629,724       749,596
    Equity securities                                                            -         5,152         1,455
  Purchases of
    Available for sale securities                                         (519,632)     (460,113)     (788,831)
    Held to maturity securities                                            (40,238)     (101,798)      (30,348)
    Equity securities                                                         (953)       (2,278)         (641)
  Change in net loans made by bank subsidiaries                            (61,423)     (200,325)     (167,911)
  Principal payments received on loans made by parent
    company and nonbank subsidiaries                                         4,640         4,734         5,730
  Loans made to customers by nonbank subsidiaries                           (2,982)       (6,116)       (6,659)
  Expenditures for property and equipment                                   (2,624)       (5,087)      (11,549)
  Proceeds from sale of property and equipment                                  48         2,460            44
  Sale proceeds and collections from other real estate and
    assets acquired in settlement of loans                                   3,924         5,462         9,052
  Sales of mortgage servicing contracts                                          -             -         1,301
  Purchases of mortgage servicing contracts                                 (3,052)         (179)       (4,155)
------------------------------------------------------------------------ ------------- ------------- ----------
     Net cash provided (absorbed) by investing activities                  (59,781)      110,630       (46,983)
------------------------------------------------------------------------ ------------- ------------- ----------
Cash provided (absorbed) by financing activities
  Change in savings and demand deposits                                     89,924       (96,654)      111,065
  Change in time deposits                                                  (28,718)       45,045       137,978
  Change in short-term borrowings                                          (97,887)       69,854       (47,960)
  Proceeds from issuance of treasury stock                                   1,655         1,585           738
  Purchase of treasury stock                                                (3,435)       (3,054)       (1,257)
  Dividends paid on common stock                                            (9,464)       (7,587)       (5,689)
------------------------------------------------------------------------ ------------- ------------- ----------
     Net cash provided (absorbed) by financing activities                  (47,925)        9,189       194,875
------------------------------------------------------------------------ ------------- ------------- ----------
   Net change in cash and cash equivalents                                 (85,760)      144,880        78,677
   Cash and cash equivalents at beginning of year                          560,836       415,956       337,279
------------------------------------------------------------------------ ------------- ------------- ----------
   Cash and cash equivalents at end of year                              $ 475,076     $ 560,836     $ 415,956
======================================================================== ============= ============= ==========

            The accompanying notes are an integral part of these consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1  Accounting Policies

     Liberty Bancorp, Inc. ("Liberty") is a bank holding company incorporated under the laws of the State of Oklahoma. Liberty is the sole shareholder of its two largest subsidiaries, Liberty Bank and Trust Company of Oklahoma City, N.A. ("Liberty Oklahoma City") and Liberty Bank and Trust Company of Tulsa, N.A. ("Liberty Tulsa") as well as several other subsidiaries. Liberty's primary business is providing customers in Oklahoma with personal and commercial banking services, fiduciary services and real estate and other mortgage services.

     The accounting and reporting policies of Liberty reflect industry prac-tices and are in accordance with generally accepted accounting principles. Cer-tain reclassifications have been made to provide consistent financial statement classifications in the periods presented herein. Such reclassifications had no effect on net income or total assets.

     In preparing the consolidated financial statements, management is required to make estimates and assumptions. Those estimates and assumptions relate principally to the determination of the allowance for loan losses, uninsured risk, the provision for income taxes, the valuation of other real estate and assets owned and the fair value of financial instruments. Actual results could differ from those estimates. The accounting policies for these items and other significant accounting policies are presented below.

     Consolidation - The consolidated financial statements include the accounts of the parent company and all significant subsidiaries including Liberty Oklahoma City and Liberty Tulsa. All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

     Investment and Trading Account Securities - Securities purchased for trading purposes are held in the trading portfolio at estimated market value, with unrealized gains and losses reported in earnings. Securities that are being held for indefinite periods of time, including securities that management intends to use as part of its asset/liability management strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital or other situations are classified as available for sale and are carried at estimated market value with unrealized gains and losses reported as a separate component of shareholders' investment, net of income tax. Other debt securities that management has the ability and intent to hold to maturity are classified as held to maturity and are carried at cost, adjusted for amortization of premiums and accretion of discounts. Equity securities with readily determinable market values are classified as available for sale with all other equity securities classified separately and carried at cost. Gains and losses on the sale of investment securities are reported as of the trade date and are included as a component of noninterest income. Applicable income taxes are included in the provision for income taxes in the accompanying consolidated statement of income. Gains and losses are determined by the use of the specific cost identification method.

     Loans - Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal adjusted for any unamortized discounts or premiums on purchased loans or deferred fees on originated loans. Loan fees are de-ferred and recognized over the commitment and/or loan period. Fees that are an adjustment of yield are included in interest income and all other fees are in-cluded in noninterest income. Costs associated with the origination of loans are expensed as incurred rather than capitalized and amortized, as the amounts are not considered material.

     Loans are placed on nonaccrual status when they become 90 days past due unless their collateral position or other conditions warrant continued accrual status. Previously accrued but uncollected interest on these loans is usually reversed. Interest on nonaccrual loans is recognized only as it is received and only to the extent that the collectibility of the principal is not in doubt.

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

     Other Real Estate and Assets Owned - Other real estate and assets owned are recorded at the estimated fair value, net of estimated selling costs at the date of acquisition. Write-downs at the time of acquisition are accounted for as loan losses. The reserve for losses on other real estate and assets owned is established by charges to income. The reserve is an amount which management be-lieves will be adequate to absorb inherent losses from the disposition and/or decreases in fair value of those properties. Losses and subsequent writedowns are charged to the reserve for other real estate and assets owned. Operating income received and gains from the subsequent disposition of these assets are included as a component of net income from operation of other real estate and assets owned.

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

     Intangible Assets - Intangible assets consist primarily of premiums paid as a result of branch and bank acquisitions and mortgage servicing rights. These assets are included as a component of other assets and amounted to $14,381,824 and $13,449,000, net of accumulated amortization totaling $19,468,000 and $19,641,000, at December 31, 1996 and 1995, respectively. The intangible assets, other than mortgage servicing rights, are being amortized over their estimated lives (ranging from 10 to 18 years) by either the straight-line or interest method. Mortgage servicing rights, net, which totaled $7,672,000 and $5,601,000 at the end of 1996 and 1995, respectively, are being amortized over the estimated servicing lives of the loans to which they relate in proportion to net servicing income. Amortization expense related to intangible assets for 1996, 1995 and 1994 totaled $2,259,000, $2,421,000 and $2,429,000, respectively.

     Loan Servicing - Mortgage servicing rights represent the cost of rights to service first mortgage loans acquired or originated by Liberty. These costs, carried at a value that does not exceed the estimated discounted future net servicing income, are deferred and amortized over the estimated lives of the mortgage loans in direct proportion to the related estimated net servicing income. Loans serviced by Liberty for others are primarily the result of Liberty selling loans while retaining the servicing of those loans. These loans are not included with loans or any other asset in the accompanying consolidated balance sheet. Fees earned for servicing loans of others are reported as income when the related loan payments are collected. Loan servicing costs are charged to expense as incurred. Loans serviced for others totaled $1.209 billion and $1.161 billion at December 31, 1996 and 1995, respectively. Servicing fees earned totaled $4,928,000 and $5,048,000 for the years ended December 31, 1996 and 1995, respectively, and are included as a component of mortgage banking income in the accompanying consolidated statement of income.

     At January 1, 1996, Liberty adopted Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights, an Amendment to SFAS No. 65," which requires that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, regardless of how those servicing rights are acquired. During 1996, Liberty capitalized $779,000 related to originating the right to service first mortgage loans.

     Management evaluates the carrying value of mortgage servicing rights by estimating the discounted future net servicing income of the underlying portfolio as impacted by various factors, primarily mortgage loan prepayment rates. Such estimates are highly sensitive to interest rate movements. Any adjustments to the carrying value as a result of this evaluation are included in amortization in the accompanying consolidated income statement.

     Postretirement Benefits - Liberty adopted SFAS No. 106, Accounting for Postretirement Benefits Other Than Pensions ("SFAS No. 106") effective January 1, 1993. This standard requires a current charge to expense for anticipated postretirement benefits. At January 1, 1993, Liberty's estimate of its postretirement benefit obligation totaled approximately $10.8 million based on actuarial evaluations. This obligation represents benefits earned by current and retired employees through January 1, 1993, and is termed the "transition obligation." As allowed by SFAS No. 106, Liberty is recognizing the liability related to the transition obligation through charges to earnings over a 20 year period.

     Income Taxes - Deferred income taxes are provided to reflect the future tax consequences of differences between the tax bases of assets and liabilities and their reported amounts in the consolidated balance sheet. Deferred tax assets and liabilities are included in the consolidated financial statements at currently enacted income tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.

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

     Accounting Pronouncements - During 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Under this statement, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets which are sales from transfers that are secured borrowings. This statement is effective for transactions entered into in fiscal years beginning January 1, 1997.
Management does not anticipate a material adverse impact on the consolidated financial position or the future results of operations of Liberty due to the adoption of this new accounting pronouncement.

     Earnings per Share - Earnings per share is calculated using Liberty's weighted average common and common-equivalent shares (primarily stock options) outstanding during the periods. The weighted average number of shares used to compute primary and fully-diluted earnings per share are presented as follows:

-------------------------------------------------------------------------------
(In thousands)                                          1996     1995     1994
-------------------------------------------------------------------------------
Weighted average shares outstanding
    Primary                                             9,926    9,851    9,801
    Fully-diluted                                      10,039    9,874    9,801

     Statement of Cash Flows - For purposes of reporting cash flows, cash and cash-equivalents represent cash and due from banks, including interest-bearing deposits with original maturities less than 90 days, federal funds sold and securities purchased under agreements to resell. Supplemental cash flow information includes the following:

-------------------------------------------------------------------------------
 (In thousands)                                     1996      1995      1994
-------------------------------------------------------------------------------
Cash paid for
  Interest                                        $92,183   $ 93,693   $60,464
  Income taxes                                      5,872      7,330     2,079
Income tax refunded                                    74      1,573         -
Noncash items included in investing activities
  Loans transferred to other real estate
    and assets owned                                  830      1,448         -
  Loans made to finance the sale of other real
    estate and assets owned                            12          -     1,980
  Receipt of preferred stock as partial proceeds
    for sale of other assets                            -          -       700
  Transfer of securities from held to maturity
    to available for sale                               _    240,283         -
  Market value of securities transferred from
    held to maturity to available for sale              -    245,138         -

Note 2  Merger

     On December 28, 1996, Banc One Corporation ("Banc One"), Banc One Oklahoma Corporation and Liberty entered into a merger agreement ("Merger Agreement") which provides for the merger of Liberty with and into Banc One Oklahoma Corporation, a wholly owned subsidiary of Banc One, subject to the approval of a majority of Liberty shareholders and various regulatory approvals. The merger is expected to be consummated in the second quarter of 1997.

     Pursuant to the Merger Agreement, each share of Liberty common stock will be converted into 1.175 shares of Banc One common stock.

Note 3  Cash and Cash Equivalents

     As members of the Federal Reserve System, Liberty's subsidiary banks are required to maintain certain cumulative reserve balances based on deposits. Actual reserve balances amounted to $29,138,000 and $20,298,000, respectively, at December 31, 1996 and 1995, and averaged $18,723,000 and $27,057,000 for
1996 and 1995, respectively. These reserve balances are included in cash and due from banks in the accompanying consolidated balance sheet. This balance sheet category also includes checks in process of collection, and cash balances maintained at correspondent banks for services rendered.

     At December 31, 1996 Liberty held and controlled $62,621,000 in securities purchased under agreements to resell. These securities averaged $63,957,000 for the year and had a maximum month-end balance of $76,000,000.

Note 4 Trading and Investment Securities

     The following table is a summary of trading securities at December 31, 1996 and 1995.
-------------------------------------------------------------------------------
(In thousands)                                           1996            1995
-------------------------------------------------------------------------------
U.S. Treasury                                           $3,341          $  222
U.S. Government Agencies
  Mortgage-backed                                          582           2,490
  Other                                                  2,229           1,568
State and political                                      3,614           4,409
-------------------------------------------------------------------------------
Total                                                   $9,766          $8,689
===============================================================================

     The following table is a summary of investment securities at December 31, 1996 and 1995.

---------------------------------------------------------------------------------------------------------------------------
                                              1996                                              1995
---------------------------------------------------------------------------------------------------------------------------
                                        Gross       Gross      Estimated                 Gross        Gross      Estimated
                         Amortized   Unrealized  Unrealized     Market     Amortized   Unrealized   Unrealized    Market
(In thousands)             Cost         Gains       Losses       Value       Cost        Gains        Losses       Value
---------------------------------------------------------------------------------------------------------------------------
Available for Sale
U.S. Treasury            $365,302     $ 5,032     $(1,614)     $368,720     $360,194     $ 9,305    $   (236)     $369,263
U.S. Government
  agencies
    Mortgage-backed        86,433       1,895         (20)       88,308       76,471       1,286         (45)       77,712
    Other                  98,429       1,910        (157)      100,182       76,646       4,966          (7)       81,605
State and political         8,551         107         (79)        8,579          923          17          (6)          934
Corporate debt
  and other                36,459         360        (185)       36,634       65,323         532        (390)       65,465
------------------------ ------------ ----------- ------------ ------------ ------------ ----------- ------------ ---------
Total                    $595,174     $ 9,304     $(2,055)     $602,423     $579,557     $16,106     $  (684)     $594,979
======================== ============ =========== ============ ============ ============ =========== ============ =========
Held to Maturity
U.S. Treasury            $     75     $     -     $     -      $     75     $     75     $     -     $     -      $     75
U.S. Government
  agencies
    Mortgage-backed        65,116       1,843         (42)       66,917       82,498       1,858         (49)       84,307
    Other                  10,352         439           -        10,791       20,507         743           -        21,250
State and political       100,029       1,852        (170)      101,711       89,607       2,009        (267)       91,349
------------------------ ------------ ------------------------ ------------ ------------ ----------- ------------ ---------
Total                    $175,572     $ 4,134     $  (212)     $179,494     $192,687     $ 4,610     $  (316)     $196,981
======================== ============ =========== ============ ============ ============ =========== ============ =========
Equity                   $ 20,710     $     -     $     -      $ 20,710     $ 19,757     $     4     $    -       $ 19,761
======================== ============ =========== ============ ============ ============ =========== ============ =========
    Total Securities     $791,456     $13,438     $(2,267)     $802,627     $792,001     $20,720     $(1,000)     $811,721
======================== ============ =========== ============ ============ ============ =========== ============ =========


     The estimated market values of trading and investment securities are based upon available market data and estimates, which often reflect transactions of relatively small size and are not necessarily indicative of the price at which large amounts of particular issues could be readily sold.

     The carrying value and estimated market value of debt securities at December 31, 1996, are shown as follows by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.


-------------------------------------------------------------------------------
                                                                      Estimated
                                                         Amortized      Market
(In thousands)                                             Cost         Value
-------------------------------------------------------------------------------
Available for sale
  Due within one year                                    $ 60,185     $ 60,773
  Due after one but within five years                     346,275      351,872
  Due after five but within ten years                      98,417       97,972
  Due after ten years                                      60,603       61,865
  Equity securities                                        29,694       29,941
-------------------------------------------------------------------------------
    Total                                                $595,174     $602,423
===============================================================================
Held to maturity
  Due within one year                                    $ 20,936     $ 20,990
  Due after one but within five years                      33,826       35,100
  Due after five but within ten years                      78,074       80,078
  Due after ten years                                      42,736       43,326
-------------------------------------------------------------------------------
    Total                                                $175,572     $179,494
===============================================================================

     Proceeds from sales of available for sale and equity investment securities during 1996 were $260,754,000 compared to $634,876,000 and $751,051,000 in 1995 and 1994, respectively. Gross gains on sales amounted to $3,348,000, $7,998,000 and $1,951,000 along with gross losses of $655,000, $1,738,000 and
$777,000 for the respective years 1996, 1995 and 1994.

     Dividends on investments totaled $1,672,000 for 1996 compared to $1,266,000 for 1995 and $1,638,000 for 1994.

     In the fourth quarter of 1995, concurrent with the adoption of its implementation guide on SFAS No. 115, the FASB allowed a one-time reassessment of the SFAS No. 115 classifications of all securities currently held. Any reclassifications would be accounted for at estimated market value in accordance with SFAS No. 115 and any reclassifications from the held to maturity portfolio that resulted from this one-time reassessment would not call into question Liberty's intent to hold other debt securities to maturity in the future. Liberty used the opportunity under this one-time reassessment to reclassify $240,283,000 in securities from held to maturity to the available for sale portfolio. In connection with this reclassification, gross unrealized gains of $5,126,000 and gross unrealized losses of $271,000 were recorded in available for sale securities. This reclassification resulted in a change in shareholders' investment of $2,962,000 (net of tax).

     Securities with carrying values of approximately $636,700,000 at December 31, 1996, were pledged to secure public and trust deposits and for other purposes as required or permitted by law.

     Liberty does not engage in off-balance sheet derivative financial instruments such as futures, forwards, swaps, option contracts and other off-balance sheet financial instruments with similar characteristics.

Note 5  Loans

The composition of the loan portfolio is shown below.

-------------------------------------------------------------------------------
Loans
-------------------------------------------------------------------------------
(In thousands)                                          1996           1995
-------------------------------------------------------------------------------
Commercial and other                                 $  573,340     $  574,186
Personal                                                331,690        317,404
Real estate - mortgage                                  351,082        313,399
Real estate - construction                               92,743         98,169
Energy                                                   98,721         76,887
Mortgage loans held for sale (1)                         19,704         10,558
Correspondent and regional                               10,192         13,611
-------------------------------------------------------------------------------
Total loans                                           1,477,472      1,404,214
Reserve for loan losses                                  19,779         16,483
-------------------------------------------------------------------------------
Loans, net (2)                                       $1,457,693     $1,387,731
===============================================================================
(1)  Carried at lower of cost or market.
(2) Includes unearned income of $1,635,000 and $2,181,000 at December 31, 1996 and 1995, respectively.

     Loans to executive officers and directors (or their associates) of Liberty and its principal subsidiaries and loans guaranteed by such persons are con-sidered related party loans. The aggregate amount of such loans is presented in the following table.

-------------------------------------------------------------------------------
Related Party Loans
-------------------------------------------------------------------------------
(In thousands)
-------------------------------------------------------------------------------
Balance at beginning of year                                           $29,879
Advances                                                                 5,153
Payments                                                                (3,268)
-------------------------------------------------------------------------------
Balance at end of year                                                 $31,764
===============================================================================

     The following table summarizes the components of nonperforming loans.

-------------------------------------------------------------------------------
Nonperforming Loans
-------------------------------------------------------------------------------
(In thousands)                                   1996        1995        1994
-------------------------------------------------------------------------------
Nonaccrual                                     $ 6,811     $ 9,878     $ 7,808
Restructured                                       628         690           -
Past due 90 days or more                         4,415       2,975       3,748
-------------------------------------------------------------------------------
  Total                                        $11,854     $13,543     $11,556
===============================================================================

     A summary of Liberty's impaired loans is shown in the following table.

-------------------------------------------------------------------------------
Impaired Loans
-------------------------------------------------------------------------------
(In thousands)                                               1996       1995
-------------------------------------------------------------------------------
Impaired loans at year-end                                  $7,439     $10,582
Average impaired loans                                       7,553       9,126
Loans requiring valuation
  allowance                                                    648       3,051
Valuation allowance                                             92         430
Interest income on impaired loans                              139         726

     In addition, Liberty had certain loans which, although currently performing, have credit weaknesses such that doubts exist as to the borrowers' future ability to comply with present terms. At December 31, 1996, these po-tential problem loans totaled $13,000 compared to $473,000 at December 31, 1995 and $177,000 at December 31, 1994. There were no unfunded balances in potential problem loans at the end of 1996 , 1995 or 1994. The principal portion of these loans exposed to loss has been considered in the establishment of the reserve for loan losses.

     The following is an analysis of the reserve for loan losses.

-------------------------------------------------------------------------------
Reserve for Loan Losses
-------------------------------------------------------------------------------
(In thousands)                                   1996        1995        1994
-------------------------------------------------------------------------------
Balance at beginning of year                   $16,483     $19,081     $19,986
Additions
  Recoveries                                       983       1,722       1,281
  Provisions                                     9,565       1,350           -

Less - Charge-offs                              (7,252)     (5,670)     (2,186)
-------------------------------------------------------------------------------
Balance at end of year                         $19,779     $16,483     $19,081
===============================================================================

Note 6  Property and Equipment

     Property and equipment is stated at cost as follows.

-------------------------------------------------------------------------------
                                                                     Estimated
                                                                      Useful
(In thousands)                                 1996        1995        Lives
-------------------------------------------------------------------------------
Land                                         $ 10,712    $ 10,711    N/A
Buildings and other bank premises              65,643      67,015    3-40 Years
Leasehold improvements                          6,033       5,903    5-40 Years
Equipment, furniture and fixtures and other    41,006      44,580    3-10 Years
-------------------------------------------------------------------------------
  Total property and equipment                123,394     128,209
  Less - Accumulated depreciation
   and amortization                           (62,265)    (62,476)
-------------------------------------------------------------------------------
Property and equipment, net                  $ 61,129    $ 65,733
===============================================================================

     Depreciation and amortization expense for the years 1996, 1995 and 1994 was approximately $6,954,000, $7,308,000 and $7,097,000, respectively.

Note 7  Other Real Estate and Assets Owned

     The following table summarizes the components of other real estate and assets owned.

-------------------------------------------------------------------------------
Other Real Estate and Assets Owned
-------------------------------------------------------------------------------
(In thousands)                                     1996       1995       1994
-------------------------------------------------------------------------------
Land                                              $1,910     $2,084     $4,522
Residential - single-family                          446        575      1,031
Commercial - office buildings and motels             402      1,914        792
Other                                                 12         14         25
-------------------------------------------------------------------------------
  Total other real estate and assets owned         2,770      4,587      6,370
Less reserve for losses                             (670)      (856)    (1,042)
-------------------------------------------------------------------------------
  Other real estate and assets owned, net         $2,100     $3,731     $5,328
===============================================================================

     An analysis of the reserve for losses on other real estate and assets owned is presented as follows.

-------------------------------------------------------------------------------
Reserve for Losses on Other Real Estate and Assets Owned
-------------------------------------------------------------------------------
(In thousands)                                      1996      1995       1994
-------------------------------------------------------------------------------
Balance at beginning of year                        $856     $1,042     $2,521
Charge-offs                                          (86)      (236)    (1,029)
Provisions for losses                               (100)        50       (450)
-------------------------------------------------------------------------------
Balance at end of year                              $670     $  856     $1,042
===============================================================================

Note 8  Interest-Bearing Deposits

     The components of interest-bearing deposits are presented in the following table.

-------------------------------------------------------------------------------
 (In thousands)                                         1996           1995
-------------------------------------------------------------------------------
Savings and money market accounts                    $  842,240     $  836,061
Time - $100 or more                                     299,527        343,746
Public funds                                            119,237        129,635
Other time deposits                                     448,979        423,080
-------------------------------------------------------------------------------
Balance at end of year                               $1,709,983     $1,732,522
===============================================================================

     Time deposits over $100,000 include brokered deposits which totaled $63,270,000 at December 31, 1996 compared to $125,530,000 at December 31, 1995.
Time deposits over $100,000 also include international deposits with the branches of Liberty Oklahoma City and Liberty Tulsa in Nassau, The Bahamas of $121,351,000 and $127,001,000 at December 31, 1996 and 1995, respectively.

     The maturities of total time deposits are presented in the following table.

-------------------------------------------------------------------------------
 (In thousands)
-------------------------------------------------------------------------------
1997                                                                  $629,603
1998                                                                   138,098
1999                                                                    39,059
2000                                                                    37,498
2001 and later                                                          23,485
-------------------------------------------------------------------------------
Total time deposits                                                   $867,743
===============================================================================

Note 9 Other Borrowings

     The components of other borrowings are presented below.

-------------------------------------------------------------------------------
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase
-------------------------------------------------------------------------------
(In thousands)                                1996         1995         1994
-------------------------------------------------------------------------------
Borrowings outstanding
  At year-end                               $130,894     $171,739     $139,700
  Average for the year                       113,690      131,224      134,444
  Maximum month-end balance                  161,491      173,152      219,662
Interest rates
  Average for the year                         5.1%         5.7%         4.1%
  Average at end of year                       5.8          5.5          4.9

-------------------------------------------------------------------------------
Treasury, Tax and Loan Deposits and Other
Borrowings
-------------------------------------------------------------------------------
(In thousands)                                1996        1995          1994
-------------------------------------------------------------------------------
Borrowings outstanding
  At year-end                              $ 71,225     $128,267     $  90,452
  Average for the year                       81,367      118,217        89,893
  Maximum month-end balance                 147,226      297,565       191,704
Interest rates
  Average for the year                        5.9%         5.8%          4.4%
  Average at end of year                      6.3          5.7           5.3

     Federal funds purchased and securities sold under agreements to repurchase are generally issued on an overnight or demand basis. At December 31, 1996 Liberty held and controlled $55,835,000 in securities sold under agreements to repurchase. These securities averaged $49,303,000 for the year and had a maximum month-end balance of $64,628,000.

     Included in treasury, tax and loan deposits and other borrowings are $52.3 million in Federal Home Loan Bank of Topeka advances. Of these advances, $40.0 million will mature within the next twelve months. Interest payments on these advances are due monthly and accrue at rates ranging from 5.75% to 6.90% with principal amounts due at maturity. The remaining $12.3 million in advances have maturities from 2003 through 2011. Interest payments on these advances are due monthly and accrue primarily at 6.80% with principal amounts due at maturity. Although no specific assets are pledged, the Federal Home Loan Bank requires Liberty to hold eligible assets, which currently include first mortgage loans on one to four family residential properties with a lending value, as defined, at least equal to 133% of the Federal Home Loan Bank advances.

Note 10  Income Taxes

     Liberty provided $4,436,000 for income taxes in 1996. This compares with provisions of $12,282,000 in 1995 and a negative provision of $906,000 in 1994. The total provision (benefit) for income taxes has been allocated as follows:

-------------------------------------------------------------------------------
(In thousands)                                   1996        1995        1994
-------------------------------------------------------------------------------
Income from operations                          $4,436     $12,282     $  (906)
Shareholders' investment                        (2,572)     9,088       (7,052)
-------------------------------------------------------------------------------
  Total                                         $1,864     $21,370     $(7,958)
===============================================================================

     The provision (benefit) for income taxes on income from operations before cumulative effect of change in accounting principle and extraordinary item is summarized below:

-------------------------------------------------------------------------------
Provision (Benefit) for Income Taxes
-------------------------------------------------------------------------------
(In thousands)                                    1996        1995       1994
-------------------------------------------------------------------------------
Current expense                                  $5,162     $ 7,449     $    -
Deferred expense (benefit)                         (726)      4,833       (906)
-------------------------------------------------------------------------------
  Total provision (benefit) for income taxes     $4,436     $12,282     $ (906)
===============================================================================

     Deferred tax assets are composed of the following at December 31, 1996 and 1995.

-------------------------------------------------------------------------------
(In thousands)                                                1996       1995
-------------------------------------------------------------------------------
Deferred tax assets -
  Reserve for loan losses                                   $ 7,639    $ 6,428
  Net operating loss carryforwards                            3,094      5,351
  Reserve for losses and writedowns on other real estate
   and assets owned                                           1,974      2,869
  Accelerated amortization of purchased mortgage
   servicing rights                                           1,424      1,960
  Alternative minimum tax credit carryforward                 1,347      3,852
  Other reserves for uninsured risk                           1,249      1,583
  Accrued compensation and benefits                           1,228        949
  Unrealized gains on investment securities
   for income tax purposes                                    1,036      1,222
  Tax credit carryforwards                                      906      1,430
  Other                                                       1,844      1,878
-------------------------------------------------------------------------------
                                                             21,741     27,522
-------------------------------------------------------------------------------
Deferred tax liabilities -
  Accelerated depreciation of property and equipment         (7,832)    (7,917)
  Unrealized gains on investment securities
   for financial reporting purposes                          (2,826)    (5,398)
-------------------------------------------------------------------------------
                                                            (10,658)   (13,315)
-------------------------------------------------------------------------------
Net deferred tax asset                                       11,083     14,207
Valuation allowance                                             (45)    (6,467)
-------------------------------------------------------------------------------
    Deferred tax asset, net                                $ 11,038    $ 7,740
===============================================================================

     The effective income tax rates differ from the statutory federal income tax rate of 35% in 1996, 1995 and 1994. A reconciliation of the provision (benefit) for income taxes based on the statutory rates with the effective rates follows.

-------------------------------------------------------------------------------
Provision (Benefit) for Income Taxes
-------------------------------------------------------------------------------
(In thousands)                                    1996        1995       1994
-------------------------------------------------------------------------------
Income tax at statutory rate                    $11,234     $13,466     $8,739
Nontaxable interest and dividend income          (1,825)     (1,853)    (1,671)
Interest expense related to funding tax-exempt
  assets                                              -         284         98
Amortization of costs related to branch and
  other bank acquisitions                             -         283        306
State income taxes, net of federal benefit          619           -          -
Change in valuation allowance                    (5,145)          -     (8,363)
Other, net                                         (447)        102        (15)
-------------------------------------------------------------------------------
   Total provision (benefit) for income taxes   $ 4,436     $12,282     $ (906)
===============================================================================

     At December 31, 1996, Liberty had federal and state net operating loss carryforwards of approximately $1,500,000 and $65,300,000, respectively. The federal net operating loss carryforwards can be used to offset future federal taxable income through 2007. The state net operating loss carryforwards can be used to offset future state taxable income, if any, through 2009. Liberty also has approximately $906,000 in investment tax credit carryforwards which will expire through 2000. At December 31, 1996, Liberty also had approximately $1,347,000 in alternative minimum tax credit carryforwards with no expiration.

     Management had previously provided a valuation allowance for the expected future tax benefit of all of Liberty's available federal and state net operating loss carryforwards and investment tax credit carryforwards until a record of proven taxable income had been established. During 1994, management determined that positive income trends had been established and that based on Liberty's recent history of earnings and its expectations for the future, it was more likely than not that Liberty would receive benefit from its federal net operating loss carryforwards. As a result, during 1994, the valuation allowance was reduced by $8.4 million to give effect for this expected benefit. At that time Liberty was of the opinion that it would not be able to utilize its state net operating loss carryforwards prior to their expiration. During 1996, Liberty determined that it would be able to generate sufficient net taxable income to utilize its state net operating loss carryforwards as well as other credit carryforwards. As a result, Liberty reversed its valuation allowance and other reserves previously established for the uncertainty regarding the ability to utilize these net operating loss and credit carryforwards by $5.1 million.

     Liberty's federal and state income tax returns have been examined by and/or settled with the Internal Revenue Service ("IRS") through 1992. There are currently no significant issues outstanding in this regard with either the IRS or the Oklahoma Tax Commission.

Note 11  Shareholders' Investment

     Liberty's cash dividends declared during 1996 totaled $1.00 per share compared with $.80 per share for 1995. Total dividends paid during 1996 were $9,464,000 compared to $7,587,000 in 1995. Liberty Oklahoma City and Liberty Tulsa are limited in their ability to pay dividends to Liberty based on applicable provisions of the National Bank Act pertaining to earnings and undivided profits. As of January 1, 1997, the amount of retained earnings of Liberty Oklahoma City and Liberty Tulsa available for the payment of dividends to Liberty without regulatory approval was approximately $27,573,000 and $2,179,000, respectively.

Note 12  Capital Ratios

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") contains "prompt corrective action" provisions in which banks are classified into one of five categories based primarily upon capital adequacy, ranging from "well capitalized" to "critically undercapitalized" and which require, subject to certain exceptions, the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes "undercapitalized" and to take additional actions if the institution becomes "significantly undercapitalized" or "critically undercapitalized." At December 31, 1996, the regulatory capital ratios of Liberty's subsidiary banks were in excess of those necessary to be considered "well capitalized."

     Capital adequacy is currently measured by banking regulators using various capital criteria and ratios under the heading of risk-based capital. Tier 1 capital for bank holding companies includes common equity and perpetual preferred stock (subject to certain limitations) minus intangible assets. The adjustment to shareholders' investment for unrealized gains and losses for securities available for sale is disregarded in this calculation. There are also limitations on the amount of deferred tax assets that may be included in Tier 1 capital. Tier 2 capital includes supplementary elements such as limited amounts of reserve for loan losses, perpetual preferred stock (in excess of Tier 1 limits), subordinated debt and other items. The leverage ratio, defined as Tier 1 capital divided by average adjusted total assets, limits the amount of leverage a bank can undertake because of the ratio's emphasis on equity or core capital.

     The risk-based capital ratio, defined as total capital (Tier 1 plus Tier
2) divided by risk-weighted assets, is the regulators' other primary de-terminant of capital adequacy and was designed principally as a measure of credit risk. The Tier 1 capital ratio measures Tier 1 capital against average adjusted total assets. The FDIC assesses insurance premiums based in part on the level of capital, with banks which are "well capitalized" paying assessments at lower rates. As of December 31, 1996, the most recent notification from the Office of the Comptroller of the Currency categorized Liberty Oklahoma City and Liberty Tulsa as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since year-end 1996 that management believes have changed the institution's category. The following table shows actual capital levels and ratios for Liberty and its subsidiary banks as well as minimum capital levels for these companies to be considered adequately capitalized and well capitalized.

-------------------------------------------------------------------------------
Regulatory Capital
-------------------------------------------------------------------------------
(Dollars in thousands)
-------------------------------------------------------------------------------
                                                                   To Be Well
                                                                  Capitalized
                                                                  Under Prompt
                                                  For Capital      Corrective
                                                   Adequacy          Action
                                 Actual            Purposes        Provisions
-------------------------------------------------------------------------------
                             Amount   Ratio     Amount   Ratio   Amount   Ratio
-------------------------------------------------------------------------------
At December 31, 1996:
Total Capital (to risk-
  weighted assets)
    Liberty Consolidated    $282,258  14.81%   $152,469  8.00%    N/A      N/A
    Liberty Oklahoma City    166,288  14.87      89,462  8.00   $111,828 10.00%
    Liberty Tulsa             96,873  12.17      63,680  8.00     79,600 10.00
Tier 1 Capital (to risk-
  weighted assets)
    Liberty Consolidated     262,479  13.78      76,191  4.00     N/A     N/A
    Liberty Oklahoma City    155,814  13.93      44,742  4.00     67,113  6.00
    Liberty Tulsa             87,606  11.00      31,857  4.00     47,785  6.00
Tier 1 Capital (to average
  assets)
    Liberty Consolidated     262,479   9.47      83,151  4.00     N/A     N/A
    Liberty Oklahoma City    155,814   8.64      54,102  4.00     90,170  5.00
    Liberty Tulsa             87,606   8.72      30,140  4.00     50,233  5.00
At December 31, 1995:
Total Capital (to risk-
  weighted assets)
    Liberty Consolidated     261,460  13.97     149,727  8.00     N/A     N/A
    Liberty Oklahoma City    151,404  13.67      88,605  8.00    110,756 10.00
    Liberty Tulsa             94,208  12.17      61,928  8.00     77,410 10.00
Tier 1 Capital (to risk-
  weighted assets)
    Liberty Consolidated     244,977  13.09      74,859  4.00     N/A     N/A
    Liberty Oklahoma City    139,613  12.60      44,322  4.00     66,482  6.00
    Liberty Tulsa             89,554  11.57      30,961  4.00     46,441  6.00
Tier 1 Capital (to average
  assets)
    Liberty Consolidated     244,977   9.02      81,478  4.00     N/A     N/A
    Liberty Oklahoma City    139,613   7.68      54,536  4.00     90,894  5.00
    Liberty Tulsa             89,554   9.48      28,340  4.00     47,233  5.00

Note 13  Stock Options

A summary of Liberty's stock options are as follows.

-------------------------------------------------------------------------------
                                                                     Weighted
                                                                      Average
                                                     Shares            Price
-------------------------------------------------------------------------------
December 31, 1993                                    807,230           $14.01
Options exercised                                    (14,912)           12.40
Options canceled                                      (2,000)           12.40
-------------------------------------------------------------------------------
December 31, 1994                                    790,318            14.04
Options granted                                      180,000            34.75
Options exercised                                    (49,288)           12.40
Options canceled                                      (1,000)           12.40
-------------------------------------------------------------------------------
December 31, 1995                                    920,030            18.18
Options granted                                       25,000            37.00
Options exercised                                    (56,080)           12.70
-------------------------------------------------------------------------------
December 31, 1996                                    888,950           $19.06
===============================================================================
Exercisable
  December 31, 1994                                  580,158           $12.14
  December 31, 1995                                  633,710            12.75
  December 31, 1996                                  657,070            14.51

     The status of Liberty's stock options as of December 31, 1996 is as follows.

-------------------------------------------------------------------------------
       Exercise            Options             Options          Expiration
        Price            Outstanding         Exercisable           Date
-------------------------------------------------------------------------------
        $11.25             144,847             144,847             1998
          9.50             144,847             144,847             1999
         12.40             184,256             184,256             2000
         14.75             112,800              88,800             2002
         28.88              97,200              58,320             2002
         34.75             180,000              36,000             2005
         37.00              25,000                   -             2006
-------------------------------------------------------------------------------
                           888,950             657,070
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

     The Liberty Stock Option Plan, adopted in 1990, reserved 400,000 shares of common stock for granting options and was increased to 525,000 shares in 1992, 705,000 shares in 1995 and 730,000 shares in 1996. Options may be granted to employees of Liberty and its subsidiaries who are executive, ad-ministrative, professional or technical personnel and who have principal responsibility for the management and direction of the financial success of Liberty. An employee owning more than 5% of the total combined voting power or value of all classes of stock of Liberty will not be eligible to receive options under the plan. Options terminate and are no longer exercisable after ten years from the date of the grant or three months from termination of the employment of an optionee for any reason other than death, or twelve months after the date of death of an optionee. Approximately 3,000 options were available for grant at December 31, 1996.

     Liberty accounts for stock options using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock issued to Employees." Accordingly, no compensation cost has been recognized for its stock options. Had compensation cost for Liberty's 1996 and 1995 stock option issuances been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, "Accounting for Stock-based Compensation," Liberty's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

-------------------------------------------------------------------------------
(In thousands except per share data)                      1996          1995
-------------------------------------------------------------------------------
Net Income
  As reported                                           $27,662       $26,196
  Pro forma                                              27,387        26,081

Earnings per share (primary and fully diluted)
  As reported                                              2.79          2.66
  Pro forma                                                2.76          2.65

     Immediately following the effective time of the merger with Banc One, all unexercised stock options for shares of Liberty common stock will become exercisable and will be assumed by Banc One and converted into options to purchase that number of shares of Banc One common stock multiplied by the exchange rate of 1.175. The per share exercise price shall be the exercise price divided by the exchange rate.

Note 14  Employee Benefits

     Liberty sponsors the Liberty Bancorp, Inc. Profit Sharing, Salary Deferral
and Employee Stock Ownership Plan (the "Plan").   Eligible participants may
contribute to the Plan from 1% to 10% of their regular monthly earnings. Liberty matches from 50% to 125% of employee contributions not exceeding 6% of an employee's regular monthly earnings. Vesting ranges from 20% after two years of service to 100% after six years of service. Employee contributions can be invested in a variety of funds while the matching contributions are invested in Liberty's common stock. As part of Liberty's 1988 restructuring, the Plan bor-rowed $4,105,000 from Liberty to purchase stock for funding in future periods. The loan is serviced from annual plan contributions made by Liberty. The loan is included in deferred compensation in the accompanying consolidated statement of shareholders' investment and had a remaining balance of $1,051,000 at December 31, 1996. In addition to the contributions required to service the loan, the Board of Directors may make discretionary contributions to the Plan. Expense accrued for contributions to the Plan amounted to $1,433,000 for 1996, $1,370,000 for 1995 and $1,449,000 for 1994. Dividends paid on Liberty stock, mentioned previously as held by the plan for future funding, are also contributed to plan participants. The Plan will remain in effect until January 1, 1999, at which time it will merge into the Banc One 401(k) plan, unless Liberty and Banc One otherwise agree to an earlier merger date.

     Liberty also sponsors several incentive bonus plans and awards for the purpose of rewarding persons serving in key management positions throughout Liberty. These bonuses and awards are tied primarily to the achievement of both corporate and personal goals. Expenses accrued under these bonus plans and awards totaled $1,758,000 in 1996, $1,540,000 in 1995 and $1,338,000 in
1994, and are included in salaries in the accompanying consolidated statement of income.

     Expenses for bonuses and awards include the cost of stock awards available from certain of the bonus plans. Total shares initially approved as available for such awards totaled 75,000 shares. Shares awarded during 1995 and 1994 under this portion of the bonus plans totaled 367 and 418 shares, respectively. There were no stock awards in 1996. Shares remaining for award at December 31, 1996 totaled 63,642. Shares awarded generally vest 100% one year after their award date. Related expenses are recorded in the year the award is granted. The vesting of these shares accelerates on a change in control which will occur if the Merger Agreement is approved.

     The Stock Appreciation Rights Plan (the "SAR Plan"), adopted in 1990, reserved 50,000 rights to be used as an incentive to employees of Liberty and its subsidiaries. Persons receiving a right pursuant to the SAR Plan will not be in any way construed to be a stockholder of Liberty or have any right to receive shares of common stock. Each right becomes exercisable at the rate of
20% per year, beginning one year following the date of grant.   Expenses
accrued under this plan, based on the fair market value of Liberty's common stock, totaled $147,000 in 1996 and $145,000 in 1995 and 1994 and are included as salaries in the accompanying consolidated statement of income.

     The following table summarizes this plan for the past three years.

-------------------------------------------------------------------------------
                                                       Rights     Price Range
-------------------------------------------------------------------------------
December 31, 1993                                      43,305   $10.00 - 14.75
Rights exercised or made available for reissue        (14,750)   10.00 - 14.75
-------------------------------------------------------------------------------
December 31, 1994                                      28,555    10.00 - 14.75
Rights exercised or made available for reissue        (12,685)   10.00 - 14.75
-------------------------------------------------------------------------------
December 31, 1995                                      15,870    10.00 - 14.75
Rights exercised or made available for reissue         (7,640)   10.00 - 14.75
-------------------------------------------------------------------------------
December 31, 1996                                       8,230    10.00 - 14.75
===============================================================================
Exercisable                                             4,080   $10.00 - 14.75

     During 1993, Liberty adopted the Supplemental Executive Retirement Plan. This plan is intended to be an unfunded nonqualified deferred compensation arrangement for a select group of management employees. Liberty will contribute annually to a trust for each participant an amount equal to 7% of the participant's base compensation plus an amount, if any, necessary to fund the participant's trust account such that the balance would approximate a projected benefit as defined in the plan. A participant's benefit vests at a rate of 20% per year based upon number of years of participation service. A participant shall also become fully vested upon death, disability or on a change in control. Charges to expense under the plan totaled $795,000, $375,000 and $150,000 in 1996, 1995 and 1994, respectively. A change of control will occur if the Merger Agreement is approved and, accordingly, previously unvested benefits under this plan will be accelerated.

     Liberty provides certain health care benefits and life and disability insurance benefits to employees subject to beneficiary-paid premiums, co-payment provisions and deductibles. Expenses relating to these benefits provided to current employees totaled $3,191,000 in 1996, $2,479,000 in 1995 and $2,659,000 in 1994.

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

     Liberty's policy is to fund claims as they arise; therefore, no plan assets were available to offset the retirement benefit obligation as of December 31, 1996 and 1995. The following table reflects the postretirement obligation by participant type as well as the amount of the obligation reflected as a liability in the accompanying consolidated balance sheet as of December 31, 1996 and 1995:

-------------------------------------------------------------------------------
(In thousands)                                               1996       1995
-------------------------------------------------------------------------------
Accumulated postretirement benefit obligation
  Current retirees                                         ($4,441)   ($2,369)
  Active plan participants                                  (1,305)    (1,263)
  Other fully eligible participants                         (2,280)    (1,966)
-------------------------------------------------------------------------------
    Total estimated present value of benefit obligation     (8,026)    (5,598)
Unamortized transition obligation                            8,678      9,220
Unrecognized net gain due to assumption changes             (4,180)    (6,408)
-------------------------------------------------------------------------------
    Total obligation included in other liabilities         ($3,528)   ($2,786)
===============================================================================

     Amounts included as expense within employee benefits represent the following for the years ending December 31, 1996 and 1995:

-------------------------------------------------------------------------------
(In thousands)                                               1996       1995
-------------------------------------------------------------------------------
Interest cost                                               $  598      $456
Service cost                                                   210       181
Prior service cost                                             (11)      (11)
Amortization of gains                                         (120)     (249)
Amortization of unrecognized obligation                        542       542
-------------------------------------------------------------------------------
  Net periodic postretirement  benefit cost                 $1,219     $ 919
===============================================================================

     The trend assumption for the medical cost component of the retirement benefit obligation was an annual rate of 9.0% as of December 31, 1996. Beginning in 1997, the annual rate is reduced by .5% each year until the year 2002 when the annual rate will be 6.0%. The annual trend rate for years beyond 2002 remains level at 6.0%. The trend assumption for the dental, vision and hearing cost component of the retirement benefit obligation was an annual rate of 8.0% as of December 31, 1996. Beginning in 1997, the annual rate is reduced by .5% each year until the year 2002 when the annual rate will be 5.0%. The annual rate for the years beyond 2002 remains level at 5.0%.

     As of December 31, 1995, the trend assumption for the medical cost component of the retirement benefit obligation was an annual rate of 9.0%. It was assumed that, beginning in 1996, the annual rate would reduce by .5% each year until the year 2001 when the annual rate would be 6.0%. The annual trend rate was assumed to remain level at 6.0% for years beyond 2001. The trend assumption for the dental, vision and hearing cost component of the retirement benefit obligation was an annual rate of 8.0% as of December 31, 1995. It was assumed that the annual rate would reduce by .5% each year until the year 2001 when the annual rate would be 5.0%. The annual trend rate was assumed to remain level at 5.0% for years beyond 2001.

     Life insurance benefit trend assumptions for 1996 and 1995 were based on final pay of each eligible retiring employee adjusted for an assumed compensation rate increase of 4.0%. The initial estimated benefit was then subject to a 10% annual reduction but increased for each eligible retiring employee with age. For purposes of evaluating the benefit obligation assumed discount rates of 7.8% and 8.5% were utilized during 1996 and 1995, respectively.

     A 1% increase in the assumed health care cost trend rates for each future year would increase the accumulated postretirement benefit obligation to approximately $8.7 million, an increase of 5%. Additionally, the aggregate of the service and interest cost components of net periodic postretirement benefit cost would increase to approximately $837,000, an increase of 4%.

Note 16  Fair Value of Financial Instruments

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

     The process of determining the best estimate of the fair value of financial instruments is complex and requires significant judgments to be made by management. Computation of fair values for these financial instruments without an available quoted market price is based upon the computation of the present value of estimated future cash flows, utilizing a discount rate com-mensurate with the risks associated with the various financial instruments. The discount rate is based upon the U.S. Treasury yield curve with adjustments de-termined by management for consideration of, among others, credit risk, pre-payment risk and operational costs.

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

------------------------------------------------------------------------------
                                        1996                      1995
------------------------------------------------------------------------------
                               Carrying       Fair        Carrying      Fair
(In thousands)                   Value        Value        Value        Value
------------------------------------------------------------------------------
Financial assets
  Cash and cash-equivalents   $  475,076   $  475,076   $  560,836   $  560,836
  Trading account securities       9,766        9,766        8,689        8,689
  Investment securities          798,705      802,627      807,423      811,721
  Loans, net                   1,457,693    1,476,525    1,387,731    1,404,701

Financial liabilities
  Noninterest-bearing deposits   673,801      673,801      590,056      590,056
  Interest-bearing deposits    1,709,983    1,717,215    1,732,522    1,740,186
  Other borrowings               202,119      202,119      300,006      300,006

     The estimated fair value of cash and cash equivalents, noninterest-bearing deposits and other borrowings approximates the carrying value of these instruments. The estimated fair value of trading securities, investment securities and loans held for sale are based upon available market data and estimates. Trading securities and investment securities available for sale are carried at their estimated fair value.

     Variable rate loans whose rates are tied to Liberty's base rate have been valued at their respective carrying values. Loans with a fixed rate of inter-est have been estimated using a discounted cash flow analysis. Discount rates used ranged from 8.0% to 9.5% in 1996 and 7.6% to 9.8% in 1995. Future cash flows are projected based on contractual rates then discounted at an estimated current market rate. The entire portfolio is adjusted to allow for estimated future losses of principal and interest.

     The estimated fair value of savings and money market accounts approximates the carrying value as shown. The fair value of the remaining classes of time deposits were estimated using a discounted cash flow analysis based on the market rate of interest being paid for similar deposits at December 31, 1996 and 1995. Discount rates used ranged from 4.1% to 5.2% in 1996 and 3.6% to 5.6% in 1995.

     The estimated fair value of mortgage servicing rights is based on a discounted cash flow analysis of the projected servicing fees, ancillary income and escrow benefits, offset by projections of future servicing and foreclosure costs. Such projections are based upon future mortgage prepayment speeds as forecasted by large brokerage firms. The estimated fair value of Liberty's mortgage servicing rights was $11,152,000 at December 31, 1996.

Note 17  Commitments and Contingencies

     In the normal course of business, Liberty is a party to commitments to extend credit, letters of credit and foreign exchange contracts . These instruments expose Liberty to varying degrees of credit and/or market risk in excess of the amount recognized in the accompanying consolidated balance sheet. To manage this risk, Liberty uses the same credit and trading risk management processes for financial instruments with off-balance sheet risk as it does for financial instruments whose risk is reflected on the consolidated balance sheet. The fair value of loan commitments and letters of credit, whether that value is an asset or liability, is considered negligible. Standby letters of credit and other commitments, including legally binding loan commitments, primarily variable rate in nature, were outstanding in the total amount of $707,015,000 at December 31, 1996 and $588,580,000 at December 31, 1995.
Liberty does not expect a significant portion of these commitments to be exer-cised during the near-term.

     Liberty's bank subsidiaries have sold to the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation certain residential mortgage loans with recourse. Approximately $4,683,000 and $5,706,000 of loans subject to this condition remained outstanding at December 31, 1996 and 1995, respectively. For financial reporting purposes these loans have been treated as sales and therefore are not included in total loans. Liberty does not anticipate any significant adverse impact on its consolidated financial position or future results of operations as a result of the "with recourse" feature of these loans. Management believes Liberty has no other significant off-balance sheet exposure.

     At December 31, 1996, Liberty was committed to make future payments under several long-term lease agreements and a data processing agreement. The minimum payments required by these agreements are summarized below:

-------------------------------------------------------------------------------
 (In thousands)                Bank          Data       Equipment
                             Premises     Processing    and Other       Total
-------------------------------------------------------------------------------
1997                          $ 3,691       $ 4,910       $1,722       $10,323
1998                            3,343         4,996        1,716        10,055
1999                            3,139         2,966        1,116         7,221
2000                            2,396             -          151         2,547
2001                            2,061             -            5         2,066
Remainder                      27,155             -            -        27,155
-------------------------------------------------------------------------------
  Total                       $41,785       $12,872       $4,710       $59,367
===============================================================================

     Lease rentals included in Liberty's operating expenses for the years ended December 31, 1996, 1995 and 1994 amounted to $5,821,000, $5,611,000 and
$5,695,000, respectively. Contingent rentals amounted to $417,000 in 1996, $487,000 in 1995 and $541,000 for 1994. Occupancy expense has been reduced by rental income from premises leased to third parties of $2,483,000, $2,307,000 and $2,346,000 for 1996, 1995 and 1994, respectively.

     In August 1992, an agreement with a facilities manager to manage Liberty's data processing operation was renewed for a seven year term. Under certain conditions this agreement can be terminated by Liberty paying a fee that de-creases from $3.3 million in 1997 to $1.6 million in 1998. Under the agreement, data processing fees paid are increased semi-annually for the effects of inflation. The 1996 inflation adjustment of 1.76% has been assumed to remain constant in determining the data processing future minimum payments. Data processing fees totaled $6,888,000, $6,392,000 and $5,429,000 for 1996,
1995 and 1994, respectively, and are included in total data processing expense in the accompanying consolidated statement of income.

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

Note 18  Parent Company

     Condensed financial information for Liberty Bancorp, Inc. (parent company only) is presented in the following statements:

-------------------------------------------------------------------------------
Balance Sheet
-------------------------------------------------------------------------------
December 31 (In thousands)                            1996              1995
-------------------------------------------------------------------------------
Assets
  Cash in subsidiary banks                          $ 15,943          $  1,099
  Investment securities                                2,488             2,484
  Advances to subsidiary                              20,385            23,420
  Loans, net                                             406               453
  Investment in subsidiary
    Liberty Oklahoma City                            166,408           156,259
    Liberty Tulsa                                     93,550            96,380
    Other subsidiaries                               (17,661)          (16,838)
-------------------------------------------------------------------------------
      Total investment in subsidiaries               242,297           235,801
-------------------------------------------------------------------------------
  Other real estate and assets owned, net                 22                22
  Other assets                                         5,186            11,714
-------------------------------------------------------------------------------
    Total assets                                    $286,727          $274,993
===============================================================================

Liabilities
  Accrued interest and other expenses               $  4,850          $  4,465
  Advances from subsidiary                             1,605             1,605
  Other payables to subsidiary                            21                29
-------------------------------------------------------------------------------
    Total liabilities                                  6,476             6,099
Shareholders' investment                             280,251           268,894
-------------------------------------------------------------------------------
    Total liabilities and shareholders' investment  $286,727          $274,993
===============================================================================


-------------------------------------------------------------------------------
Statement of Income
-------------------------------------------------------------------------------
For the year (In thousands)                        1996       1995       1994
-------------------------------------------------------------------------------
Cash dividends received from bank subsidiaries   $14,500    $ 7,800    $ 7,500
Interest income
  Commercial and real estate loans                    44         53         61
  Interest-bearing deposits with subsidiary banks    468        412        133
Dividends on investments                             172        292        644
Management fees and expense reimbursements
  Bank subsidiaries                               18,103     17,313     16,190
  Nonbank subsidiaries                               590        490        239
Other income (1)                                       9      4,256      2,540
-------------------------------------------------------------------------------
    Total income                                  33,886     30,616     27,307
-------------------------------------------------------------------------------
Interest expense                                      63         63         59
Salaries and employee benefits                     5,171      4,723      4,684
Data Processing                                    6,888      6,392      5,727
Equipment                                          2,984      2,689      2,378
Occupancy                                            535        624        667
Professional and other services                      909      1,207      1,064
Net income from operation of other real estate
  and assets owned                                   (60)       (21)      (185)
Other expenses                                     3,404      3,441      2,266
-------------------------------------------------------------------------------
    Total expenses                                19,894     19,118     16,660
-------------------------------------------------------------------------------
Income before provision (benefit) for income
  taxes                                           13,992     11,498     10,647
Provision (benefit) for income taxes              (1,570)       933        725
-------------------------------------------------------------------------------
Income before equity in undistributed income
  of subsidiaries                                 15,562     10,565      9,922
Equity in undistributed income of subsidiaries    12,100     15,628     15,954
-------------------------------------------------------------------------------
    Net income                                   $27,662    $26,193    $25,876
===============================================================================
(1) Includes net securities gains of $4,178,000 in 1995 and $351,000 in 1994. There were no securities gains or losses in 1996.

--------------------------------------------------------------------------------------
Statement of Cash  Flows
--------------------------------------------------------------------------------------
For the year (In thousands)                                1996       1995     1994
--------------------------------------------------------------------------------------
Cash provided (absorbed) by operating activities
  Net income                                              $27,662   $26,193   $25,876
  Adjustments to reconcile net income to net cash
    provided (absorbed) by operating activities
      Provisions for losses on loans and other
        real estate and assets owned                            -       (10)      (80)
      Income taxes                                         (1,570)      933       725
      Depreciation and amortization                           588       511       601
      Equity in undistributed income of subsidiaries      (12,100)  (15,628)  (15,954)
      Gain on sale of assets                                  (60)   (4,189)     (442)
      Change in accrued income and accounts receivable        665      (657)      379
      Change in other assets                                7,776    (8,175)      321
      Change in accrued interest, accounts payable and
        other liabilities                                      (8)    1,665    (1,714)
      Change in other payables to subsidiaries                  8    (1,320)   (2,988)
--------------------------------------------------------- --------- --------- -------
        Net cash provided (absorbed) by operating
          activities                                       22,961     ( 677)    6,724
--------------------------------------------------------- --------- --------- -------

Cash provided (absorbed) by investing activities
  Sales of investment securities                                -     5,151       200
  Maturities of investment securities                           -     1,750         -
  Purchase of investment securities                             -    (3,441)        -
  Principal payments received on loans                         47       200       336
  Advances to subsidiaries                                   (115)     (750)   (1,875)
  Repayments of advances to subsidiary                      3,150     1,735         -
  Expenditures for property and equipment                     (15)      (62)      (80)
  Proceeds from sale of other real estate and other
    assets acquired in settlement of loans                     60        29       895
--------------------------------------------------------- --------- --------- -------
      Net cash provided (absorbed) by investing
        activities                                          3,127     4,612      (524)
--------------------------------------------------------- --------- --------- -------

Cash provided (absorbed) by financing activities
  Advances from subsidiary                                  1,605     1,605     1,605
  Repayments of advances from subsidiary                   (1,605)   (1,605)   (1,605)
  Proceeds from issuance of common stock and
    treasury stock                                          1,655     1,585       738
  Purchase of treasury stock                               (3,435)   (3,054)   (1,257)
  Dividends paid                                           (9,464)   (7,587)   (5,689)
--------------------------------------------------------- --------- --------- -------
    Net cash absorbed by financing activities             (11,244)   (9,056)   (6,208)
--------------------------------------------------------- --------- --------- -------
Net change in cash and cash-equivalents                    14,844    (5,121)       (8)
Cash and cash-equivalents at beginning of year              1,099     6,220     6,228
--------------------------------------------------------- --------- --------- -------
Cash and cash-equivalents at end of year                  $15,943   $ 1,099   $ 6,220
========================================================= ========= ========= =======
Supplemental disclosure of cash flow information:
  Income taxes paid                                        $5,872    $7,330    $2,079
  Income tax refunds received                                  74     1,573         -
  Interest paid                                                63        62        56

Supplemental disclosure of noncash investing activities:
  Receipt of preferred stock as partial proceeds for sale
    of other assets                                             -         -       700


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO LIBERTY BANCORP, INC.:

     We have audited the accompanying consolidated balance sheet of Liberty Bancorp, Inc. (an Oklahoma corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of Liberty's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain consolidated subsidiaries for 1994, which statements reflect assets constituting approximately 2% of the related December 31, 1994 consolidated totals, and revenues of approximately 5% of consolidated revenues for 1994. Those statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for such subsidiaries, is based solely upon the reports of the other auditors.

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

     In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liberty Bancorp, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                             ARTHUR ANDERSEN LLP
Oklahoma City, Oklahoma,
January 17, 1997


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




OTHER BUSINESS MATTERS

Personnel

     On December 31, 1996, Liberty and its subsidiaries employed 1,325 full-time persons, compared with 1,337 on December 31, 1995.

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

Supervision and Regulation

     Bank holding companies and banks are extensively regulated under both federal and state law. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions described. Any change in applicable law or regulation may have a material effect on the business and prospects of Liberty, Liberty Oklahoma City or Liberty Tulsa.

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

     The Oklahoma Banking Code permits a bank holding company to own or control more than one bank, subject to a limitation that a bank holding company may not acquire a bank if the acquisition would result in such bank holding company controlling banks whose deposits exceeded 12.25% of total deposits of insured banks and savings associations in Oklahoma, as reported in the most recent reports of such institutions available at the time of any acquisition. At the most recent data available, as of June 30, 1996, 12.25% of Oklahoma's total insured deposits amounted to approximately $3.98 billion.

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

     Certain restrictions are placed on the banks' abilities to pay dividends by the National Banking Act and regulations of the Comptroller. Without the approval of the Comptroller, total dividends declared by a national bank of common stock in any calendar year may not exceed its net profits (as defined) for that year combined with its retained net profits (as defined) of the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock. Further, a national bank may not pay any dividends on common stock if it does not have undivided profits available. Under these provisions, Liberty Oklahoma City and Liberty Tulsa could pay dividends of no more than $27.6 million and $2.2 million, respectively, as of January 1, 1997. The Comptroller also has authority to prohibit a national bank from engaging in unsafe or unsound practices in the conduct of its business. Depending upon the financial condition of a national bank, the payment of dividends could be deemed to constitute such an unsafe or unsound practice. It is anticipated that the banks will pay common dividends to the parent in 1997.

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

     National banks are required by the National Banking Act to adhere to branch banking laws applicable to state banks in the states in which they are located. Under current Oklahoma law, a state or national bank located in Oklahoma may establish and maintain up to two branches (i) located within the same city as the main bank; or (ii) located within 25 miles of the main bank if located in a city or town which has no state or national bank. In addition, a state or national bank located in Oklahoma may acquire, maintain and operate as branches an unlimited number of banks, so long as such acquisitions do not result in a bank having direct or indirect ownership or control of more than 12.25% of the aggregate deposits of all FDIC insured financial institutions located in Oklahoma. Certain exceptions to the deposit limitation exist in connection with the acquisition of stock of a bank which is acquired (i) in a good faith fiduciary capacity; (ii) in the regular course of securing or collecting a debt previously contracted in good faith; or (iii) at the request of or in connection with the exercise of regulatory authority in order to prevent imminent failure of a bank or to protect the depositors of a bank. Under the Riegle-Neal Act and current Oklahoma law, interstate branching is permitted beginning May 31, 1997 subject to certain limitations.

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

Corporate Responsibility

     Liberty strives to serve its communities in a variety of ways. To the extent required by law, reports regarding Liberty's community investment activities, the Community Reinvestment Act performance evaluation, certain related Home Mortgage Disclosure Act data and Liberty's philanthropic programs are available to interested shareholders upon request to Community Reinvestment, P.O. Box 25848, Oklahoma City, OK 73125.

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




                                         ERNST & YOUNG LLP

Oklahoma City, Oklahoma,
January 18, 1995


SHAREHOLDER INFORMATION

Stock Prices

     The Common Stock of Liberty is traded over-the-counter on the NASDAQ National Market System under the symbol LBNA. As of December 31, 1996 there were 2,377 shareholders of record.

     The following sets forth the range of closing prices of Common Stock and cash dividends declared for the periods indicated. These quotations represent inter-dealer prices, do not include mark-up, mark-down or commissions and do not necessarily represent actual transactions.

-------------------------------------------------------------------------------
                                         Dividends
                                         Per Share         High          Low
-------------------------------------------------------------------------------
1995
First Quarter                               $.20          $31.75        $29.25
Second Quarter                               .20           35.75         29.75
Third Quarter                                .20           37.25         32.25
Fourth Quarter                               .20           38.88         36.25


1996
First Quarter                                .25           38.75         35.75
Second Quarter                               .25           37.25         35.25
Third Quarter                                .25           38.50         34.75
Fourth Quarter                               .25           50.25         38.00



SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of March, 1997.


     Liberty Bancorp, Inc.
     (Registrant)

     By:     /s/Mischa Gorkuscha
             Mischa Gorkuscha, Senior Vice President
             and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated, this 19th day of March, 1997.


               /s/Charles E. Nelson
               Charles E. Nelson
               Chairman and Chief Executive Officer
               (Principal Executive Officer)

               /s/Mischa Gorkuscha
               Mischa Gorkuscha
               Senior Vice President and Chief
               Financial Officer
               (Principal Financial Officer)

               /s/Rodney L. Lee
               Rodney L. Lee
               Senior Vice President and Controller
               (Principal Accounting Officer)



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



                /s/Kenneth R. Brown
                *By Kenneth R. Brown, Attorney-in-fact


EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

  (a)  Financial Statements and Schedules
       1.  Financial Statements
2. Financial Statements Schedules. All schedules have been omitted because they are not applicable or not required.

  (b)  Reports on Form 8-K
       Registrant filed a form 8-K dated December 28, 1996 reporting under item 5 a proposed acquisition of registrant by Banc One Corporation. No financial statements were filed.

  (c) Exhibits. The following Exhibits (unless incorporated by reference to another report) are included in a separate volume filed with this report and are identified by the numbers indicated. References to Liberty are to Liberty National Corporation, File No. 0-4547.

Exhibit
  No.                                   Description

2.0 Merger Agreement dated December 28, 1996 among Liberty Bancorp, Inc., Banc One Oklahoma Corporation, and Banc One Corporation (incorporated by reference to Exhibit 2 of Registrant's Form 8-K dated December 28, 1996)

3.1 Certificate of Incorporation of Liberty Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to Registrant's Form 8-B dated May 26, 1992)

3.2 By-laws of Liberty Bancorp, Inc., as amended (incorporated by reference to Exhibit 3.2 of Registrant's Form 10-K for the year ended December 31,
     1995)

10.1* Liberty Bancorp, Inc., 1990 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-B dated May 26, 1992)

10.2* Copy of documents relating to Liberty Bancorp, Inc. Executive Mortgage
      Assistance Plan (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to Liberty's Registration Statement on Form S-14, Registration No. 2-87751)

10.3  Documents relating to Liberty Tulsa lease (incorporated by reference to
      Exhibit 10.3 to Registrant's Form 10-K for the year ended December 31,
      1995)

10.4* Option to Purchase Common Stock between Registrant and Frank X. Henke,
      III (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to Registrant's Registration Statement on Form S-1, Registration No. 33-17239)

10.5* Management Incentive Bonus Plan (incorporated by reference to Exhibit
      10.8 to Registrant's Form 10-K for the year ended December 31, 1992)

10.6* Supplemental Executive Retirement Plan and Trust, as amended incorporated by reference to Exhibit 10.6 to Registrant's Form 10-K for the year ended December 31, 1995)

10.7* Executive Severance Plan, as amended (incorporated by reference to exhibit 10.7 to Registrant's Form 10-K for the year ended December 31,
      1995)

22    Subsidiaries of Registrant

23.1  Consent of Arthur Andersen LLP

23.2  Consent of Ernst & Young LLP

25    Powers of Attorney

99 Option Agreement dated December 31, 1996 between Banc One Corporation and Liberty Bancorp, Inc. (incorporated by reference to Exhibit 99 to Registrant's Form 8-K dated December 28, 1996)

*  Designated management contract of compensatory plan or arrangement


                                   EXHIBITS

EXHIBIT 22

Direct Subsidiaries of Liberty Bancorp, Inc.


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

Subsidiaries of Liberty Bank and Trust Company of Oklahoma City, N.A.

Liberty Mortgage Company                                          Delaware
Liberty Property Management Company                               Oklahoma
Lexco Petroleum, Inc.     Oklahoma


Subsidiaries of Liberty Mortgage Company

Liberty Mortgage Company of New Mexico                            New Mexico


EXHIBIT 23.1

                  Consent of Independent Public Accountants

     As independent public accountants, we hereby consent to the incorporation of our report dated January 17, 1997, included in this Form 10-K for the year ended December 31, 1996, into Liberty Bancorp, Inc.'s previously filed registration statements No. 33-28760, Profit Sharing, Salary Deferral and Employee Stock Ownership Plan and Trust Agreement; No. 33-48170, 1990 Stock Option Plan of Liberty Bancorp, Inc. and No. 33-62814, Form S-3.


                                          ARTHUR ANDERSEN LLP

Oklahoma City, Oklahoma,
March 28, 1997


EXHIBIT 23.2

                Consent of Independent Auditors

     We consent to the incorporation by reference in the Registration Statement (Form S-3, No. 33-62814) of Liberty Bancorp, Inc. and in the related Prospectus and the Registration Statements pertaining to the Liberty Bancorp, Inc. Profit Sharing, Salary Deferral and Employee Stock Ownership Plan and Trust Agreement (Form S-8, No. 33-28760) and to the 1990 Stock Option Plan of Liberty Bancorp, Inc. (Form S-8, No. 33-48170) of our report dated January 18, 1995 with respect to the consolidated financial statements of Liberty Mortgage Company (not presented separately herein) included in the Annual Report (Form 10-K) of Liberty Bancorp, Inc. for the year ended December 31, 1996.


                                       ERNST & YOUNG LLP

Oklahoma City, Oklahoma
March 28, 1997


EXHIBIT 25

Powers of Attorney

     The person whose signature appears below hereby appoints Mischa Gorkuscha and Kenneth R. Brown, and both of them, with full power to act alone, as attorney-in-fact to execute and fill in the name of and on behalf of Liberty Bancorp, Inc. ("Corporation"), and the person whose signature appears below, both individually and in the capacities indicated, the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 required under
Section 13 of the Securities and Exchange Act of 1934, and any and all amendments thereto.

     Dated this 19th day of March, 1997.

    Signed by the following directors: Donald L. Brawner, M.D., Thomas G. Donnell, Robert S. Ellis, M.D., William J. Fisher, Jr., C.W. Flint, III, James
L. Hall, Jr., Raymond H. Hefner, Jr., Walter H. Helmerich, III, Joseph S. Jankowsky, Edward F. Keller, John E. Kirkpatrick, Judy Z. Kishner, David L. Kyle, Edward C. Lawson, Jr., Herb Mee, Jr., Charles E. Nelson, William G. Paul,
V. Lee Powell, Jon R. Stuart, Clifton L. Taulbert, Robert E. Torray, J. Otis Winters, John S. Zink.