Form 10-K/A
period 1996-12-31
LIBERTY BANCORP INC /OK/
filed 1997-04-30
CIK 737287

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10-K/A
                       Amendment No. 1

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1996

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

	This Amendment is being filed to provide the information required by Part III.

                         PART III

ITEM 10.     Directors and Executive Officers of the Registrant

Directors

     Certain information concerning the Board of Directors of the Company is set forth below based on information supplied by the directors:

                                                                                      Term
                                Principal Occupation,                   First Year    Expires
                                Directorships of Other                  Became a      as a
Name                            Public Companies and Age                Director      Director
Donald L. Brawner, M.D.         Retired Surgeon, Tulsa, OK; age 72        1984         1998


Thomas G. Donnell               President and Chief Executive Officer,    1990         1999
                                Cain's Coffee Company (manufacturer
                                and distributor of coffee, spices and
                                related products), Oklahoma City, OK;
                                age 63

Robert S. Ellis, M.D.           Physician, Oklahoma Allergy Clinic,       1990         1997
                                Oklahoma City, OK;  age 70

Charles W. Flint, III           Chairman & President, Flint               1995         1998
                                Resources Company; Chairman,
                                Flint Industries, Inc. (commercial
                                construction), Tulsa, OK; age 46

William F. Fisher, Jr.          Chairman, President and Chief             1990         1999
                                Executive Officer, FISHERCORP,
                                Inc., which owns Miss Jackson's
                                (department store), Tulsa, OK; age 57

James L. Hall, Jr.              Member, Crowe & Dunlevy, A                1990         1998
                                Professional Corporation
                                (attorneys), Oklahoma City, OK; age 60

Raymond H. Hefner, Jr.          President, Bonray, Inc.;                  1986         1998
                                (oil and gas investments)
                                President, HBH Holding Corporation
                                (investments); age 69

Walter H. Helmerich, III        Chairman, Helmerich & Payne, Inc.         1984         1999
                                (petroleum exploration and production,
                                contract drilling, chemical manufactur-
                                ing, real estate development and
                                management); Director, Rikwell Company
                                and Atwood Oceanics, Inc., Tulsa, OK;
                                age 74

Joseph S. Jankowsky             Private Investor, Tulsa, OK; age 62       1990         1999

Edward F. Keller                Senior Vice President of the Company      1996         1997
                                and Vice Chairman of Liberty Tulsa,
                                Tulsa, OK; age 56

John E. Kirkpatrick             Private Investor; Chairman Emeritus of    1984         1999
                                the Company, Oklahoma City, OK; age 88

Judy Z. Kishner                 Senior Vice President, Sooner Pipe        1994         1997
                                & Supply Corporation (oilfield pipe
                                and supply), Tulsa, OK; age 49

David L. Kyle                   President and Director, Oklahoma Natural  1994         1997
                                Gas Company (natural gas distribution
                                public utility), Tulsa, OK; page 44

Edward C. Lawson, Jr.           President, Lawson Petroleum Company       1990         1997
                                (oil and gas drilling, exploration and
                                production), Tulsa, OK; age 63

Herb Mee, Jr.                   President and Director, The Beard         1990         1998
                                Company (dry ice manufacturing, real
                                estate and environmental services),
                                Oklahoma City, OK; age 68

Charles E. Nelson               Chairman and Chief Executive Officer      1990         1997
                                of the Company and Chairman,
                                President and Chief Executive Officer
                                of Liberty Oklahoma City,
                                Oklahoma City, OK; age 54

William G. Paul                 Member, Crowe & Dunlevy, A                1984         1997
                                Professional Corporation
                                (attorneys), Oklahoma City, OK;
                                age 66

V. Lee Powell                   President and Director, Fremont           1990         1998
                                Exploration, Inc. and Powell
                                Resources, Inc. (oil and gas
                                exploration), Oklahoma City, OK;
                                age 63

Jon R. Stuart                   President and Chief Executive             1988         1998
                                Officer, First Stuart Corporation
                                (radio broadcasting and investments
                                in commercial real estate and oil and
                                gas properties), Tulsa, OK; age 48

Clifton L. Taulbert             President and Owner, The Freemount        1995         1998
                                Corp. (a marketing and consulting
                                company), Tulsa, OK; age 52

W. H. Thompson, Jr.             President of the Company and Chairman     1996         1997
                                and Chief Executive Officer of
                                Liberty Tulsa, Tulsa, OK; age 62

Robert E. Torray                Birmingham Capital Management Company,    1988         1999
                                Inc.; and Chairman, Energy Recovery
                                Management, Inc., Bethesda, Maryland;
                                age 59

J. Otis Winters                 Chairman, Pate, Winters & Stone, Inc.     1995         1998
                                (a consulting firm), Dallas, TX; age 64

John S. Zink                    President, Zeeco, Inc.                    1990         1999
                                (manufacturer of industrial,
                                combustion equipment),
                                Tulsa, OK; age 68

___________________
Each director of the Company also serves as a director of the Company's two principal bank subsidiaries ("Subsidiary Banks"), Liberty Bank and Trust Company of Oklahoma City, N.A. ("Liberty Oklahoma City") and Liberty Bank and Trust Company of Tulsa, N.A., ("Liberty Tulsa").

     The principal occupations or business activities of all nominees and directors listed above during the past five years have been substantially the same as those listed above, except as set forth below. Prior to February 15, 1996, Mr. Edward F. Keller served as Chairman of Bank IV Oklahoma, N.A. from 1992 until January 31, 1996. Prior to his service with Bank IV Oklahoma, N.A., he served as Chairman of Fourth National Bank of Tulsa from 1982 until 1992. Prior to June, 1995, Mr. John E. Kirkpatrick, a private investor, was a partner of Kirkpatrick Oil Company. Mr. Kirkpatrick sold his interest to a family member in June, 1995. Mr. Charles W. Flint, III, held several senior executive positions with various subsidiaries of Flint Resources Company prior to becoming President and Chairman in June, 1992. In addition to the positions listed for Mr. Raymond H. Hefner, Jr., he was a general partner of Hefner Enterprises from November 1986 to December 1996. Prior to becoming President in September, 1994, Mr. David L. Kyle occupied other senior executive positions with Oklahoma Natural Gas Company. Mr. William G. Paul, attorney and member of Crowe & Dunlevy, served as Senior Vice President and General Counsel for Phillips Petroleum Company until December, 1995.

     The following family relationships exist between executive officers and directors of the Company: Mr. Walter H. Helmerich, III, a director of the Company, is the brother in-law of Mr. J. Otis Winters who is a director of the Company. Mr. Walter H. Helmerich, III, a director of the Company, is the father of Mr.
W. H. (Rik) Helmerich, IV, an advisory director of the Company. Mr. Charles W. Flint, III, a director of the Company, is the son of Mr. C. W. Flint, Jr., a director emeritus. Mrs. Judy Z. Kishner, a director of the Company, is the daughter of Mr. Henry Zarrow, a director emeritus.

Advisory Directors

     The Board of Directors, by resolution, has established a group of Advisory Directors of the Company and has appointed the persons described below to serve in such capacity. Advisory Directors of the Company serve in an advisory capacity to the Board of Directors of the Company and are designated annually, but are not elected by the shareholders and are not entitled to vote. Persons serving as Advisory Directors of the Company will also serve as Advisory Directors of each of the Subsidiary Banks.

     W. H. (Rik) Helmerich, IV, age 44, is President of Pepper's
Inc. restaurant located in Tulsa, Oklahoma.

      William N. Pirtle, age 64, is retired, having formerly served as Senior Vice President of Oklahoma Natural Gas Company in Oklahoma City, Oklahoma.

Executive Officers

     Certain information concerning the executive officers of the Company is set forth below:

     In addition to Charles E. Nelson, the Company's Chairman and Chief Executive Officer, the following officers of the Company or its subsidiaries serve on the Company's Managing Committee, which is the senior management committee responsible for the development and implementation of Company policies, subject to approval of the Board of Directors, when appropriate. Mr. Nelson has been with the Company for 8 years.

     William M. Bell, age 61, is Senior Vice President of the
Company and Vice Chairman of Liberty Oklahoma City and is responsible for the Company's trust services and operations. Mr.
Bell has been with the Company for 31 years and has served as a director of Liberty Oklahoma City for 24 years.

     Kenneth R. Brown, age 60, is Senior Vice President and Secretary of the Company and is responsible for the investments and the capital markets activities of the Company. He also serves as Executive Vice President, Secretary and Cashier of Liberty Oklahoma City. Mr. Brown has been with the Company for 39 years.

     Mischa Gorkuscha, age 50, is Senior Vice President and Chief Financial Officer of the Company, Chairman of Liberty Mortgage Company and Executive Vice President and Chief Administrative Officer of Liberty Oklahoma City. Mr. Gorkuscha has been with the Company for 20 years.

    Edward F. Keller, age 56, is Senior Vice President of the Company and Vice Chairman of Liberty Tulsa. Prior to his employment with the Company, Mr. Keller served as Chairman of Fourth National Bank, Tulsa, Oklahoma from 1982-1992 and as Chairman of Bank IV Oklahoma, N.A. from 1992 until January 31, 1996.

     W. Jeffrey Pickryl, age 45, is Senior Vice President and
Chief Credit Officer of the Company and was elected President of Liberty Tulsa in November, 1993. Mr. Pickryl has been with the
Company for 13 years.

     Stephen D. Plunk, age 46, is Senior Vice President of the Company and Executive Vice President of Liberty Oklahoma City. Mr. Plunk served as President of Liberty Tulsa from March, 1990, to November, 1993. Mr. Plunk has oversight responsibility for the Company's operations and data processing activities as well as its special assets operations. Mr. Plunk has been with the Company for 12 years.

     Douglas L. Ruhl, age 48, is Senior Vice President of the
Company and is responsible for its retail banking.  He is also
Executive Vice President of Liberty Oklahoma City. Mr. Ruhl has been with the Company for 9 years.

     W. H. Thompson, Jr., age 62, is President of the Company and Chairman and Chief Executive Officer of Liberty Tulsa. Mr. Thompson has been a director of Liberty Tulsa since 1978, and is responsible for the Company's human resources functions and its commercial banking and credit administration activities. Mr. Thompson has been with the Company 7 years.

     All executive officers and senior officers serve at the pleasure of the Board of Directors.

Compliance with SEC Reporting Requirements

     Section 16 of the Securities Exchange Act of 1934 requires directors and certain officers of the Company to file reports with the Securities and Exchange Commission reflecting transactions by such persons in the Company's Common Stock. During 1996, to the knowledge of the Company, or based on information provided by such persons to the Company, all officers and directors of the Company subject to such filing requirements fully complied with such requirements.

ITEM 11.     Executive Compensation

Summary of Cash and Certain Other Compensation

     The following table provides certain summary information concerning compensation paid or accrued by the Company and its subsidiaries, to or on behalf of the Company's Chief Executive Officer and each of the four other most highly compensated executive officers of the Company (determined as of the end of the last fiscal year) (hereafter referred to as the named executive officers) for the fiscal years ended December 31, 1994, 1995 and 1996:


                                        SUMMARY COMPENSATION TABLE

                                                        Annual                Long Term
                                                    Compensation(1)         Compensation
                                                                        Restricted               All
                                                                        Stock                    Other
Name and Principal Position                  Year  Salary     Bonus     Awards(2)  Options(#) Compensation(3)
Charles E. Nelson                            1996  $400,002  $143,734    $     0      -0-      $373,340
  Chairman, Chief Executive Officer          1995  $369,000  $138,320    $ 5,414   60,000      $322,604
  and Director of the Company and Chairman,  1994  $369,000  $ 95,250    $ 5,715      -0-      $ 30,031
  President and Chief Executive Officer of
  Liberty Oklahoma City
W. H. Thompson, Jr.                          1996  $243,000  $ 90,611    $     0      -0-      $263,067
  President and Director of the Company and  1995  $243,000  $ 88,525    $ 2,750   36,000      $257,028
  Chairman and Chief Executive Officer of    1994  $243,000  $ 63,775    $ 2,551      -0-      $ 64,336
  Liberty Tulsa
William M. Bell                              1996  $190,728  $ 61,821    $     0      -0-      $128,453
  Senior Vice President-Trust of the         1995  $190,728  $ 61,646    $   422   17,000      $111,151
  Company and Vice Chairman of Liberty       1994  $190,728  $ 44,033    $   880      -0-      $ 24,902
  Oklahoma City
Kenneth R. Brown                             1996  $172,902  $ 61,575    $     0      -0-      $ 95,653
  Senior Vice President-Investments and      1995  $155,796  $ 61,646    $ 1,408   17,000      $ 55,051
  Secretary of the Company and Executive     1994  $155,796  $ 44,033    $   175      -0-      $ 22,456
  Vice President, Secretary and Cashier
  of Liberty Oklahoma City
Mischa Gorkuscha                             1996  $173,130  $ 62,139    $     0      -0-      $ 27,719
  Senior Vice President and Chief Financial  1995  $151,260  $ 61,646    $ 2,342   17,000      $ 25,474
  Officer of the Company, Chairman of        1994  $151,260  $ 44,033    $   968      -0-      $ 21,933
  Liberty Mortgage Company and Executive
  Vice President and Chief Administrative
  Officer of Liberty Oklahoma City

_____________________________________________


(1) Personal benefits provided to each of the named executive officers under various Company programs do not exceed 10% of total annual salary and bonus reported for the named executive officer and are not included in this total.

(2) Amounts represent awards made pursuant to the Company's Management Incentive Bonus Plan. Restricted stock awards in 1992 vest over five years at the rate of 20% per year. Awards for 1993 vested on December 15, 1994. Awards for 1994 were made on January 18, 1995, and vested on January 18, 1996. Awards for 1995 were made on December 20, 1995 and vest on December 20, 1996. The number of shares included in the awards for 1995, 1994, and 1993 for each officer are as follows: Mr. Nelson -- 145, 192, and 918; Mr. Thompson -- 74, 85, and 665; Mr. Bell --
11, 29, and 499; Mr. Brown -- 37, 5, and 463; and Mr. Gorkuscha -
- 63, 32, and 469. The value of the restricted stock awarded to each of the named executive officers is based on the closing sale price per share of the Company's Common Stock reported in the NASDAQ National Market System for the thirty-day period immediately preceding the date of grant of the award as provided under the Management Incentive Bonus Plan. Dividends are paid on shares of restricted stock. As of December 31, 1996, the number and market value of shares of restricted stock holdings of each named executive officer (which excludes shares previously awarded but are no longer restricted) was as follows: Mr. Nelson -- 335 shares, $16,666; Mr. Thompson -- 241 shares, $11,990; Mr. Bell -- 119 shares, $5,920; Mr. Brown -- 140 shares, $6,965; and Mr.
Gorkuscha -- 148 shares, $7,363.

(3) Amounts represent Company contributions pursuant to the Company's Profit Sharing, Salary Deferral and Employee Stock
Ownership Plan and Supplemental Executive Retirement Plan.

Option Grants, Exercises and Holdings

    There were no stock options granted during the year ended
December 31, 1996 under the Company's 1990 Stock Option Plan, as amended, to the named executive officers:

     The following table provides information, with respect to the named executive officers, concerning the exercise of options during the Company's last fiscal year and unexercised options held as of the end of the last fiscal year:

OPTION EXERCISES AND YEAR-END VALUE TABLE

                         Shares                       Number of Unexercised      Value of Unexercised In-the-
                        Acquired                      Options at FY-End (#)        Money Options at FY-End
Name                 on Exercise(#)  Realized($)   Exercisable   Unexercisable  Exercisable(1)  Unexercisable(1)
Charles E. Nelson       15,040         $561,744     104,179          64,000       $3,319,361      $1,138,750
W. H. Thompson, Jr.      2,200         $ 60,995      66,300          38,600       $2,137,515      $  695,900
William M. Bell          1,409         $ 52,626      47,238          20,400       $1,557,054      $  379,850
Kenneth R. Brown         8,950         $222,583      37,100          20,400       $  954,300      $  379,850
Mischa Gorkuscha         1,000         $ 24,475      42,605          20,400       $1,384,012      $  379,850

____________

(1) Market value of underlying shares of Common Stock at year-end ($49.75 per share), minus the exercise price.


Supplemental Executive Retirement Plan

     The Company has a Supplemental Executive Retirement Plan ("SERP") for the benefit of certain executive officers of the Company to supplement the benefits otherwise available to such officers under the Company's Profit Sharing, Salary Deferral and Employee Stock Ownership Plan ("Retirement Plan"). The SERP has been developed to provide additional retirement benefits to senior executives due to limitations on the amount which the Company may contribute to the Retirement Plan and because benefits under the Retirement Plan are dependent upon market fluctuations of the investments in the Retirement Plan, which consist largely of Common Stock of the Company. The SERP is designed to provide benefits not dependent on the Company's Common Stock value and with a guaranteed minimum benefit if the Retirement Plan benefit does not reach such minimum benefit level.

     The benefit under the SERP is equal to the vested percentage of the accumulated contributions made by the Company to the trust established under the Plan (adjusted for any investment income, gains or losses) with a guaranteed minimum benefit. The minimum benefit under the SERP is equal to the actuarial equivalence of a lifetime annual payment equal to a specified percentage of the executive's final earnings, at normal retirement, defined as the higher of (i) total cash compensation for the last year or (ii) average total cash compensation for the last three years. The minimum benefit is reduced to the extent the executive's service is terminated prior to normal retirement, pro rata based on the length of service of the executive from inception of employment to the termination of service date. The specified minimum percentage benefit is generally 60% and the normal retirement age is 65 (except for Mr. Nelson whose normal retirement age for purposes of the SERP is 62).

     The Company makes annual contributions to a trust established under the SERP at a rate of 7% of each participating executive's salary (less the amount of any discretionary profit sharing contributions under the Retirement Plan) or, if greater, an amount equal to the amount necessary to fund the minimum benefit at the executive's normal retirement date. Amounts contributed by the Company are held by Liberty Oklahoma City, as trustee, and will be invested by the trustee in such investments as the trustee determines, with any income or appreciation earned thereon inuring ultimately to the benefit of a participating executive. Benefits under the SERP vest at the rate of 20% a year over five years commencing on January 1, 1993, or in the event of a change in control. The benefit is payable in a lump sum immediately following termination of service, or in annual installments up to 10 years if the participant has properly elected installments, and in the case of the minimum benefit, the amount payable is offset by the amount payable to the executive under the Retirement Plan.

     The precise amount payable under the SERP to participating executive officers is not determinable because it is dependent upon the amounts contributed to the trust under the SERP as well as the value of the executive's benefits under the Retirement Plan at the time of termination of service.

Compensation of Directors

During 1995, all employee directors of the Company received $750 for each Board meeting attended. Each director who served as a member of a committee received $150 for each committee meeting attended and the chairman of each committee received an additional $100 for each meeting chaired.

Shareholder Return Performance

     Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder returns on the Company's Common Stock against the cumulative total return of the NASDAQ Stock Market U.S. Companies Index and the NASDAQ Bank Stocks Index compiled by Media General Financial Services for the period of five fiscal years commencing December 31, 1991, and ended December 31, 1996. The line graph assumes that the value of the investment in the Company's Common Stock and each index was $100 on December 31, 1991, and that any dividends were reinvested.

                                       Cumulative Total Return
                              --------------------------------------------
                                               December 31

                              1991    1992    1993    1994    1995    1996
                              ----    ----    ----    ----    ----    ----
LIBERTY BANCORP, INC.         100    224.07  209.41  221.25  291.25  399.70

NASDAQ BANKING INDEX          100    145.55  165.99  165.39  246.33  325.66

NASDAQ MARKET INDEX           100    116.38  133.60  130.59  184.68  227.15


Compensation Committee Interlocks and Insider Participation

     The Human Resources and Compensation Committee of the Board of Directors is currently composed of William G. Paul (Chairman), Charles W. Flint, III, James L. Hall, Jr., David L. Kyle, V. Lee Powell and Robert E. Torray. The members of the Human Resources and Compensation Committee are not, and have never been, officers or employees of the Company or its subsidiaries.

     James L. Hall, Jr. and William G. Paul, directors of the Company and members of the Human Resources and Compensation Committee, are members of the law firm of Crowe & Dunlevy, A Professional Corporation, which provides legal services to the Company and its subsidiaries.

Human Resources and Compensation Committee Report on Executive
Compensation

     The Human Resources and Compensation Committee of the Board of Directors (the "Committee") is primarily responsible for the development and implementation of the Company's executive compensation programs consistent with the compensation philosophy approved by the Board of Directors in 1992, as a part of a comprehensive review of the Company's executive compensation program. The Committee makes recommendations to the Board of Directors of the Company with respect to the various executive compensation plans which have been adopted by the Company as well as the specific compensation levels of executive officers. The Committee periodically reviews the Company's strategic plan to assure that the executive officer compensation programs support the objectives of the plan. The Board of Directors oversees the Committee by ratification and approval of Committee actions or recommendations.

Base Salaries

     Base salary levels for the Company's executive officers are set relative to comparably sized and situated companies in the banking industry. It is the objective of the Company to maintain base salaries that are market-centered or, on the average, competitive with amounts paid to senior executives with comparable qualifications, experience and responsibilities at other companies engaged in the same or similar business as the Company.

Annual Incentive Compensation

     Annual incentive compensation was accrued in 1996, under the Company's Management Incentive Bonus Plan (the "Bonus Plan") adopted in 1992. The purpose of the Bonus Plan is to attract, retain and motivate key executives by providing a direct financial incentive in the form of an annual cash bonus and restricted stock compensation in such proportion as the Committee determines upon the achievement of predetermined performance goals. The Bonus Plan provides for incentive compensation up to a maximum percentage of an executive's salary (as defined in the Bonus Plan). In 1996, the Committee recommended, and the Board approved, Company performance objectives based on asset quality and return on assets and reviewed the individual performance objectives of each executive officer permitting bonuses of up to 45% of salary, the same as the maximum bonus percentage in 1995.
 At the end of the year, the Committee reviewed the performance grades of individual officers and authorized payment of bonuses under the Bonus Plan based on the results of such review.
Bonuses under the Bonus Plan for the named executives approximated 38.2% of salary for 1995. All bonuses under the Bonus Plan for 1996 were paid in cash.

Equity Incentives

     The Company's 1990 Stock Option Plan, as amended, ("Plan"), and the restricted stock payout provision of the Bonus Plan comprise the bases of the Company's long-term equity incentive plans for executive officers. No options were granted to named executive officers in 1996.

     The Company provides welfare benefits and retirement benefits to the executive officers that are generally available to Company employees. The Company contributions to the Profit Sharing, Salary Deferral and Employee Stock Ownership Plan and Trust Agreement ("Retirement Plan") are invested exclusively in Common Stock of the Company. Thus, the Retirement Plan design aligns employees' and shareholders' long-term financial interests.

Chief Executive Officer Compensation

     Mr. Charles E. Nelson has served as Chief Executive Officer of the Company since his election in 1990. His base salary paid in fiscal year 1996 was $400,002 which reflects an 8.4% increase from his $369,000 salary which had been in effect since 1993. This increase was designed to bring Mr. Nelson's salary in line with peer group levels. Mr. Nelson's bonus for 1996 under the Bonus Plan was $143,734. Mr. Nelson's bonus was based primarily on the achievement of the Company performance objectives and, to a lesser extent, on his individual performance objectives which were reviewed and graded by the Human Resources and Compensation Committee. Mr. Nelson's bonus in 1996 was unchanged from his 1995 bonus.

Termination of Employment and Change in Control Arrangements

On December 28, 1996, the Company entered into a merger agreement (the "Merger Agreement") with BANC ONE CORPORATION ("BANC ONE") pursuant to which the Company would be merged into a subsidiary of BANC ONE (the "Merger"). When the Merger is consummated (the "Effective Time") the shareholders of the Company will receive
1.175 shares of BANC ONE Common Stock for each share of Company Common Stock (the "Exchange Rate").

Change in Control Bonus Pool. In connection with its approval of the Merger, on December 27, 1996, the Board of Directors of the Company approved a bonus pool equal to 3% of the market capitalization of Company (based on the value of the consideration to be received in the Merger determined by the Exchange Rate and the closing price of BANC ONE Common Stock on the date immediately preceding the date of the Merger Agreement) in excess of the capitalization of the Company at $40.00 per share. Based on such formula, the total bonus pool is $3.6 million. Of this amount, $1.5 million is payable to Mr. Nelson, $1.25 million is payable to Company's Chief Financial Officer, Mischa Gorkuscha, and the remainder of $850,000 is payable to such executive officers of the Company and in such amounts as the Board of Directors or Executive Committee of the Company shall specify from time to time prior to the Effective Time. As of the date of this Report, no additional executive officers of Company have been selected as recipients of such bonuses. The bonuses are payable upon consummation of the Merger. The change in control bonuses are intended to reward executive officers for their skills and efforts in negotiating the terms of the Merger and obtaining superior value for the Company's shareholders.

Employment Agreements. In connection with its approval of the Merger on December 27, 1996, the Board of Directors of the Company also approved employment agreements (the "Employment Agreements) between Company and each of Mr. Nelson and Mr. Gorkuscha (the "Executives"). The Employment Agreements become effective at the Effective Time and are intended to mitigate the uncertainties of future employment prospects for the Executives in connection with the Merger. If the Merger is consummated, the Employment Agreements will supersede the existing severance agreements with each of Messrs. Nelson and Gorkuscha as described below under "--Severance Plan." Under the terms of the Employment Agreements, the Company agrees to employ the Executives for a period of three years following the Effective Time. During this period, the Executive's position, authority, status and responsibilities will be at least commensurate with those which the Executive had during the 120-day period preceding the Effective Time. The Employment Agreements provide for each Executive to receive a monthly base salary equal to or greater than his highest monthly base salary during the year prior to the Effective Time, an annual bonus in cash at least equal to the highest bonus paid to the Executive in any of the three years immediately preceding the consummation of the Merger (the "Highest Annual Bonus") and incentive, savings, welfare benefit, fringe benefit and retirement plan participation at least equal to the most favorable which were in effect during the 120 day period prior to the Effective Time. In Mr. Nelson's case, the Employment Agreement also provides credit for age and service under the Company's Supplemental Executive Retirement Plan (described above) to age 62 to be granted as of the Effective Time. The Employment Agreements are terminable upon the death or disability of the Executive, by the Company for cause (as defined in the Employment Agreements), by the Executive for good reason (as defined in the Employment Agreements) or by either the Company or the Executive for any reason other than death, disability or cause, including voluntarily by the Executive, for a period of 30 days after the first anniversary of the Effective Time (the "Window Period"). In the event of the termination of employment by the Company other than for cause, by the Executive for good reason or by the Company or the Executive during the Window Period, the Executive will receive a severance payment equal to three times the sum of the Executive's annual base salary and Highest Annual Bonus and continuation of health and welfare benefits for three years after the date of termination.

If severance payments were required to be made to the Executives (assuming a termination of service as of April 1, 1997), the amount of the severance payments are estimated to be approximately $1,740,000 to Mr. Nelson and approximately $777,000 to Mr. Gorkuscha. Pursuant to the Employment Agreements, each Executive is also entitled to receive a gross-up payment which, net of all taxes, is sufficient to put the Executive in the same after-tax position as if no excise tax had been imposed under
Section 4999 of the Internal Revenue Code on any payments received by the Executive under his Employment Agreement.

Severance Plan. The Company has a Severance Compensation Plan adopted in 1993 (the "Severance Plan") in which seven executive officers of Company or its subsidiaries, excluding Messrs. Nelson and Gorkuscha, participate. Messrs. Nelson and Gorkuscha are participants in the Severance Plan, but their participation will cease upon consummation of the Merger when the Change in Control Employment Agreements (described above) become effective. The other executive officers who participate in the Severance Plan are the remaining members of the Company's Managing Committee, Messrs. William M. Bell, Kenneth R. Brown, Edward F. Keller, W. Jeffrey Pickryl, Stephen D. Plunk, Douglas L. Ruhl and W. H. Thompson, Jr. The Severance Plan provides for a severance payment to the participating executives if their employment with the Company or a successor is terminated within two years following a change in control (as defined in the Plan). The termination of employment must be involuntary for reasons other than death, disability or cause (as defined in the Plan) or voluntarily with good reason (as defined in the Plan, which includes reduction in compensation, relocation or demotions).
The amount of severance payments payable under this Plan is equal to two times a participant's average cash compensation for the two years immediately preceding the termination and may in no event be greater than the amount that would be deductible by the Company under applicable Internal Revenue Code (golden parachute) payment limitations after taking into consideration all payments to a participant covered by such limitations (such as payments deemed to have been received due to any acceleration of vesting of stock options, restricted stock, grants or other benefits).
In connection with the approval of the Merger on December 27, 1996, the Company's Board of Directors approved a modification to the severance arrangements with W. H. Thompson, Jr. to eliminate the deductibility limitation on payments to him and to provide further that the Company would pay Mr. Thompson a gross-up payment calculated in the same manner as the gross-up payment for Mr. Nelson and Mr. Gorkuscha. BANC ONE has agreed to honor the Company's obligations under the Severance Plan.

The consummation of the Merger will constitute a change in control under the Severance Plan. A severance payment will be made to a participant in the Severance Plan only if a qualifying termination occurs with respect to such participant. If, pursuant to the existing Severance Plan, severance payments were required to be made to each of the participants under the Severance Plan (assuming a termination of service on April 1, 1997), the amount of such severance payments would be approximately $668,000, $505,000 and $462,000 for Messrs. W. H.
Thompson, Jr., William M. Bell and Kenneth R. Brown, respectively, and $3,266,000 for all participating executive officers as a group (consisting of seven persons). It is anticipated that some of the participants in the Severance Plan will not continue in the employment of BANC ONE following the consummation of the Merger and will, therefore, receive severance payments under the Severance Plan and that other participants in the Severance Plan will continue in their current positions or accept other positions with BANC ONE following the consummation of the Merger and, in connection therewith, may waive their respective rights under the Severance Plan.

Executive Officer Stock Options. The Company has granted stock options to executive and other officers under a pre-existing stock option plan. Each Company stock option which is outstanding and unexercised as of the Effective Time will be converted automatically into options to purchase BANC ONE Common Stock with adjustments in terms to reflect the Exchange Rate. Options granted under the Company stock option plan which are not exercisable become exercisable upon a "change in control" which for purposes of the plan occurred when the Company shareholders approved the Merger Agreement on March 31, 1997.

Supplemental Retirement Benefits. Benefits under the Company SERP (described above) which have not previously vested become vested in the event of a change in control. A change of control has occurred since the Merger Agreement has been approved by the Company shareholders on March 31, 1997, and, accordingly, previously unvested benefits under the SERP have been accelerated.

Restricted Stock. Certain executive officers of Company hold shares of restricted Company Common Stock originally awarded in 1992 in connection with Company's Management Incentive Bonus Plan. The vesting of these shares, to the extent not previously vested, accelerated on the change in control which occurred on March 31, 1997 when the Merger Agreement was approved by the Company shareholders.

ITEM 12.     Security Ownership of Certain Beneficial Owners and
Management

Security Ownership of Certain Beneficial Owners

At February 10, 1997, the Company had outstanding 9,534,042 shares of Common Stock (excluding treasury stock). The following table sets forth as of February 10, 1997, the number and percentage of shares beneficially owned, along with the nature of such beneficial ownership, by those persons known by the Company to be the beneficial owners of more than five percent of the outstanding Common Stock based upon the most recent information provided by such persons to the Company.

                                                           Beneficial Ownership
                                                       Number of
                                                       Shares and             Percent
                                                       Nature of                of
       Name                    Address                 Ownership               Class
John E. Kirkpatrick     P. O. Box 268822            1,792,895(2)(a)           18.81%
  and Family            Oklahoma City, OK  73126

Robert E. Torray        6610 Rockledge Drive        1,489,019(b)
                        Suite 450                      96,000(2)(c)
                        Bethesda, MD  20817         1,585,019                 16.62%

Liberty Bancorp, Inc.   100 N. Broadway               640,652(2)(d)            6.72%
  Profit Sharing,       Oklahoma City, OK  73102
  Salary Deferral
  and Employee Stock
  Ownership Plan and
  Trust Agreement

State Farm Mutual       One State Farm Plaza          645,161(1)               6.77%
  Automobile Insurance  Bloomington, IL  61710
  Company

___________________

(1)     Sole voting and investment power.

(2)     Shared voting and investment power.

(a) John E. Kirkpatrick and various family members have indicated that they act together in connection with the voting of shares of the Company's Common Stock indicated as beneficially owned by them.

(b) Of the 1,489,019 shares of the Company's Common Stock shown, Mr. Torray claims to have sole voting and investment power for 379,187 common shares which he owns individually; 8,638 common shares which he owns in joint tenancy with his wife; 644 common shares which his wife owns individually; 600 shares held as custodian for his step-children; and 1,435 shares held jointly with certain other individuals. Of the remaining 1,098,515 shares being reported, Robert E. Torray & Co., Inc. (of which Mr. Torray is the sole shareholder and President) beneficially owns in respect of its clients all such shares. Of these 1,030,698 shares, Mr. Torray has sole voting power over 1,027,316 of such shares, and sole dispositive power over all such shares.

(c) The Torray Fund owns 96,000 shares of the Company's Common Stock. Mr. Torray may be deemed to have shared voting and investment power as to all such shares in the Torray Fund as President of the Torray Corporation, investment manager to the Torray Fund.

(d) Of these shares, 60,691 shares of the Company's Common Stock are unallocated to employees and are owned by the Profit Sharing, Salary Deferral and Employee Stock Ownership Plan and Trust Agreement. These shares are voted by the Company's Employee Benefit Administration Committee, composed of certain officers of the Company or its subsidiaries. The remaining 579,961 shares of the Company's Common Stock in the Plan have been allocated to the individual employees and are voted by those employees. All of these shares are held of record by Liberty Bank and Trust Company of Oklahoma City, N.A. ("Liberty Oklahoma City"), as Trustee of the Plan, and Liberty Oklahoma City has dispositive power over such shares under certain circumstances. Liberty Oklahoma City also holds of record additional shares, which represent less than 1/2 of 1% of the Company's outstanding Common Stock, as Trustee under other trust agreements.

Security Ownership of Directors and Executive Officers

Set forth below is information concerning the security ownership of all directors, the named executive officers and all directors and executive officers as a group as of February 10, 1997:

                                                            Common Stock
                                                   ----------------------------
                                                   Number of
                                                   Shares and
                                                   Nature of         Percent
Name                                               Ownership       of Class (1)
----                                               ---------       ------------
Donald L. Brawner, M.D.                               101 (2)
                                                   20,208 (4)
                                                   ------
                                                   20,309               0.21%

William M. Bell                                     3,482 (2)
                                                   47,238 (3)
                                                    3,332 (5)
                                                      119 (6)
                                                   ------
                                                   54,171               0.57%

Kenneth R. Brown                                   27,628 (2)
                                                   19,600 (3)
                                                    3,728 (5)
                                                      140 (6)
                                                   ------
                                                   51,096               0.54%

Thomas G. Donnell                                       6 (2)              *

Robert S. Ellis, M.D.                               4,458 (2)           0.05%

William F. Fisher, Jr.                                760 (2)           0.01%

Charles W. Flint, III                                 191 (2)
                                                   62,731 (4)
                                                   ------
                                                   62,922               0.66%

Mischa Gorkuscha                                   25,772 (2)
                                                   19,600 (3)
                                                      560 (4)
                                                    6,611 (5)
                                                      148 (6)
                                                   ------
                                                   52,691               0.55%

James L. Hall, Jr.                                  1,078 (2)
                                                    1,449 (4)
                                                   ------
                                                    2,527               0.03%

Raymond H. Hefner, Jr.                                 10 (2)
                                                   87,397 (4)
                                                   ------
                                                   87,407               0.92%

Walter H. Helmerich, III                            6,500 (2) (a)
                                                    6,000 (4) (a)
                                                   12,500               0.13%

Joseph S. Jankowsky                                    10 (2)              *

Edward F. Keller                                   25,000 (3)
                                                      500 (4)
                                                   ------
                                                   25,500               0.27%

John E. Kirkpatrick                             1,792,895 (4)(b)       18.81%

Judy Z. Kishner                                       650 (2)           0.01%

David L. Kyle                                         100 (2)              *

Edward C. Lawson, Jr.                                  67 (2)
                                                    4,067 (4)
                                                   ------
                                                    4,134               0.04%

Herb Mee, Jr.                                          10 (2)              *

Charles E. Nelson                                  80,608 (3)
                                                   42,112 (4)
                                                    2,748 (5)
                                                      335 (6)
                                                  -------
                                                  125,803               1.32%

William G. Paul                                     4,000 (2)           0.04%

V. Lee Powell                                         212 (2)              *


Jon R. Stuart                                      94,122 (2)
                                                  103,767 (4)
                                                  -------
                                                  197,889               2.08%

Clifton L. Taulbert                                    50 (2)              *

W. H. Thompson, Jr.                                 4,859 (2)
                                                   66,300 (3)
                                                    2,209 (5)
                                                      241 (6)
                                                   ------
                                                   73,609               0.77%

Robert E. Torray                                1,489,019 (c)
                                                   96,000 (4)(d)
                                                ---------
                                                1,585,019              16.62%

J. Otis Winters                                     1,000 (2)           0.01%

John S. Zink                                        1,010 (2)           0.01%

All directors and executive                     1,629,415 (2)
officers as a group (30 persons)                  215,546 (3)
                                                2,217,686 (4)
                                                   32,332 (5)
                                                    1,296 (6)
                                                   71,199 (7)
                                                ---------
                                                4,217,474              44.24%

____________________________________

* Less than 0.01%

(1) Percent of Common Stock is calculated without regard to shares of Common Stock issuable upon exercise of outstanding stock options, except that any shares a person is deemed to own by having a right to acquire by exercise of an option are considered outstanding solely for purposes of calculating such person's percentage ownership. Each share of Common Stock is entitled to one vote on all matters submitted to shareholders.

(2)  Sole voting and investment power.

(3) Right to acquire by exercise of stock option(s) currently exercisable.

(4)  Shared voting and investment power.

(5) Sole voting power under the Profit Sharing, Salary Deferral and Employee Stock Ownership Plan and Trust Agreement.

(6) Sole voting power of restricted stock awarded under Management Incentive Bonus Plan.

(7)  Sole dispositive power.

(a) The shares indicated as beneficially owned by Mr. Helmerich exclude 395,000 shares of Common Stock owned by Helmerich &
Payne, Inc. of which corporation Mr. Helmerich is Chairman.  Mr.
Helmerich disclaims beneficial ownership of these shares.

(b) The 1,792,895 shares of Common Stock indicated as beneficially owned by Mr. Kirkpatrick are owned by him together with members of his family as indicated in Footnote (a) to the table under "Security Ownership of Certain Beneficial Owners."

(c) See footnote (b) to the table under "Security Ownership of Certain Beneficial Owners."

(d) See footnote (c) to the table under "Security Ownership of Certain Beneficial Owners."


ITEM 13.    Certain Relationships and Related Transactions

          Certain principal shareholders, directors of the Company and their associates were customers of, and had loan transactions with Liberty Oklahoma City and Liberty Tulsa during 1996. Except as described below, any such loans which were made during 1996, and none of them currently outstanding, are classified as nonaccrual, past due, restructured or potential problem loans, and all such loans (except as described below) (i) were made in the ordinary course of business; (ii) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons; and (iii) did not involve more than normal risk of collectibility or present other unfavorable features at the time the loans were made. William M. Bell, an executive officer of the Company, has an outstanding mortgage loan from the Company made pursuant to the Company's Executive Mortgage Assistance Plan, which plan has been discontinued by the Company. Mr. Bell is the only executive officer of the Company with a loan outstanding under this plan. The largest amount borrowed by Mr. Bell during the year ended December 31, 1996, was $124,639.57 and the amount outstanding at December 31, 1996, was $119,119.50, with an interest rate of 7%.


                        Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned duly authorized.


                          LIBERTY BANCORP, INC.


                      By: _______________________________________
                          Mischa Gorkuscha, Senior Vice President
                          and Chief Financial Officer

- 3 -



- 15 -
416053/V-2