Form 10-Q
period 1997-03-31
LIBERTY BANCORP INC /OK/
filed 1997-05-15
CIK 737287

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   March 31, 1997

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

Yes    X      No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                       Outstanding as of May 1, 1997
            -----                     -----------------------------------
         Common Stock                              9,711,511




                                FORM 10-Q
            For the Quarterly Period Ended March 31, 1997
                         CROSS-REFERENCE INDEX

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


-------------------------------------------------------------------------------
FINANCIAL HIGHLIGHTS                                      Liberty Bancorp, Inc.
-------------------------------------------------------------------------------
(In thousands, except share data)                          1997        1996
-------------------------------------------------------------------------------
For the First Quarter
  Total revenues                                        $   64,416  $   60,096
  Net interest income                                       24,788      22,075
  Provision for loan losses                                  2,300       1,175
  Trust fees                                                 4,527       4,134
  Mortgage banking income                                    1,710       1,715
  Other noninterest income                                  10,862       8,794
  Noninterest expense                                       28,406      26,888
  Income before provision for income taxes                  11,181       8,655
  Provision for income taxes                                 3,318       2,604
  Net income                                                 7,863       6,051
  Per share data - primary and fully-diluted
    Net income                                                 .78         .61
    Cash dividends declared                                    .30         .25
-------------------------------------------------------------------------------
At March 31
  Loans                                                 $1,497,147  $1,418,164
  Earning assets                                         2,434,878   2,468,744
  Assets                                                 2,832,082   2,906,710
  Deposits                                               2,352,005   2,389,187
  Total shareholders' investment                           283,269     267,009
  Book value per common share                                29.45       28.20
-------------------------------------------------------------------------------
Average Balances
  Loans                                                 $1,480,504  $1,401,115
  Earning assets                                         2,437,994   2,421,891
  Assets                                                 2,811,043   2,831,603
  Deposits                                               2,304,889   2,315,291
  Total shareholders' investment                           283,289     270,473
-------------------------------------------------------------------------------
Ratios
  Capital ratios
    Leverage                                                  9.68%       8.88%
    Risk-based                                               15.25       14.35
  Average shareholders' investment as a % of
    average total assets                                     10.08        9.55
  Average earning assets as a % of average
    total assets                                             86.73       85.53
  Rate of return on
      Average earning assets                                  1.31        1.00
      Average total assets                                    1.13         .86
      Average total shareholders' investment                 11.26        9.00
  Dividend payout ratio                                      38.46       40.98
  Operating efficiency ratio                                 67.92       72.80
  Provision for loan losses as a %
    of average loans                                           .63         .34



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

Performance Summary:  First Three Months of 1997
Compared to First Three Months of 1996

     For the first three months of 1997, Liberty reported net income of $7.9 million or $.78 per common share. This compares to net income of $6.1 million or $.61 per common share for the first three months of 1996. The increase in net income for the first three months of 1997 is primarily due to an increase in net interest income and increased noninterest income. These increases to income have been partially offset by higher provisions for loan losses, salary expense and employee benefit costs.

Net Interest Income

     On a tax-equivalent basis, net interest income increased $2.9 million or 12.9% in the first three months of 1997 to $25.7 million compared to $22.7 million for the first three months of 1996. The increase is primarily due to the continued increase in higher yielding loan levels, decreases in lower-yielding taxable securities and increased interest rates on earning assets. The net interest margin for the first three months of 1997 increased to 4.27% from 3.78% in the first three months of 1996.

     Tax-equivalent interest income increased $2.1 million to $48.2 million for the first three months of 1997 compared to $46.1 million in the same period of 1996 due primarily to the $79 million increase in average loan volumes and $1.2 million in interest collected on a specific nonaccrual loan. Funding for the increased loan levels was provided by taxable investment securities sales and maturities not reinvested. Taxable securities averaged $67 million below the first three months of 1996 and the yield improved 47 basis points from 6.5% to 7.0% as maturities not used to fund the increased loan demand were invested in higher yielding securities. These yield and volume mix changes resulted in the yield on average earning assets increasing from 7.7% in 1996 to 8.0% in 1997.

     Total interest expense decreased $849 thousand to $22.5 million for the first three months of 1997 compared to $23.4 million for the same period in 1996. This decrease was primarily attributable to decreases in time deposits and their associated yields. Average savings and money market accounts and federal funds purchased, which typically have lower yields, increased during the first quarter. Liberty's cost of funds decreased slightly from 4.88% for the first three months of 1996 to 4.82% in 1997.

Noninterest Income

     Noninterest income for the first three months of 1997 increased $2.5 million or 16.8% from the first three months of 1996. A major factor of this increase was in net securities gains which increased $494 thousand due to sales of equity and available for sale securities. Net securities gains for the first three months of 1997 totaled $942 thousand compared to $448 thousand for the same period of 1996. Other changes from the first three months of 1996 included trading account profits and commissions which increased $431 thousand and trust fees which increased $393 thousand and the reversal of provisions made in previous periods for various risk elements totaling $863 thousand.

Noninterest Expense

     Noninterest expense increased $1.5 million or 5.6% to $28.4 million for the first three months of 1997 compared to $26.9 million for the same period one year ago. The largest increase was in salaries and employee benefits which increased $1.1 million due to higher base salaries of $357 thousand, trading commissions of $237 thousand on higher sales, increased medical plan claims of $242 thousand and increased payroll taxes of $229 thousand.

     Net income from the operation of other real estate and assets owned ("OREO") amounted to $147 thousand and $462 thousand for the first three months of 1997 and 1996, respectively.

     Liberty's operating efficiency ratio for the first three months of 1997 decreased to 67.9% compared to 72.8% in 1996. The operating efficiency ratio is defined as noninterest expense as a percent of net interest income on a tax equivalent basis plus noninterest income less security gains or losses.

Income Taxes

     Liberty recorded $3.3 million in income tax expense for the first three months of 1997 compared to $2.6 million for the first three months of 1996. The effective tax rate was 30% for both periods.

Credit Risk Management

     Nonperforming assets include nonperforming loans and other real estate and assets owned net of reserves. The level of nonperforming assets at March 31, 1997 of $13.9 million is $2.1 million or 13.3% lower than the $16.1 million level one year ago. At March 31, 1997, total nonperforming assets were .9% of total loans and other real estate and assets owned and .5% of total assets.

     Nonperforming loans increased by $373 thousand to $12.2 million or 3.2% since December 31, 1996 and decreased by $628 thousand or 4.9% from one year earlier. Nonperforming loans at March 31, 1997 represented .8% of total loans.

Reserve for Loan Losses

     The reserve for loan losses at March 31, 1997 was 165.8% of total nonperforming loans and 1.35% of total loans. A $2.3 million provision was provided in the first quarter of 1997 compared to $1.2 million provided in the first quarter of 1996. The following table summarizes the reserve for loan loss activity for the first three months of 1997 and 1996:

-------------------------------------------------------------------------------
Reserve for Loan Losses
-------------------------------------------------------------------------------
(In thousands)                                         1997              1996
-------------------------------------------------------------------------------
Balance at January 1                                 $19,779           $16,483
Additions
  Recoveries                                             249               141
  Provisions                                           2,300             1,175
Less: Charge-offs                                     (2,056)           (1,231)
-------------------------------------------------------------------------------
Balance at March 31                                  $20,272           $16,568
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

     At March 31, 1997, Liberty had a recorded investment of $9.2 million in loans classified as impaired, of which $4.8 million required a valuation allowance of $473 thousand. Interest income on impaired loans has been recorded by Liberty in a manner consistent with its income recognition policies for other loans.

Other Real Estate and Assets Owned

     Net OREO decreased $413 thousand or 19.7% since year-end 1996 and $1.5 million or 47.3% from March 31, 1996. These reductions have primarily been the result of sales. Net OREO at March 31, 1997 was $1.7 million.

     The following table illustrates the changes in the reserve for OREO for the first three months of 1997 and 1996:

-------------------------------------------------------------------------------
Reserve for Losses on Other Real Estate and Assets Owned
-------------------------------------------------------------------------------
(In thousands)                                         1997              1996
-------------------------------------------------------------------------------
Balance at January 1                                   $670               $856
Provisions for losses                                     -                  -
Charge-offs                                              (9)                (2)
-------------------------------------------------------------------------------
Balance at March 31                                    $661               $854
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

     As a result of lower levels of investment securities and increased deposit levels, Liberty was a net seller of federal funds and securities under repurchase agreements averaging $76.9 million for the first three months of 1997 compared to $89.3 million for the same period in 1996. Net loans as a percentage of deposits averaged 63.4% during the first three months of 1997 compared to 59.8% for the same period in 1996. These amounts and percentages are within the company's liquidity and interest rate risk policies. Due to the increase in loan volume, restructuring of the available for sale portfolio into higher yields and more stable cost of funds, Liberty's net interest margin has improved significantly in 1997 compared to the first three months of 1996.

Capital Funds

     Shareholders' investment of $283.3 million as a percentage of total assets was 10.0% at March 31, 1997 compared to $280.3 million or 9.7% at December 31, 1996 and $267.0 million or 9.2% at March 31, 1996. The valuation of available for sale securities included in shareholders' investment, net of tax, at March 31, 1997 declined $4.4 million from year-end 1996. Net earnings retained for the first three months of 1997 amounted to $5.0 million.

     Liberty's capital base remains well above regulatory minimums with a leverage ratio of 9.68% on Tier 1 capital of $270.8 million at March 31, 1997 compared to 9.47% on $262.5 million at December 31, 1996 and 8.88% on $249.9 million at March 31, 1996. Liberty had a risk-based capital ratio at March 31, 1997 of 15.25%. This compares to 14.81% at December 31, 1996 and 14.35% at March 31, 1996. Liberty Oklahoma City and Liberty Tulsa had risk-based capital ratios at March 31, 1997 of 14.89% and 12.32%, respectively. The Federal Deposit Insurance Corporation assesses insurance premiums based in part on the level of capital with banks which are "well capitalized" paying assessments at lower rates. Liberty's and its subsidiary banks' capital ratios are significantly higher than the current guidelines and the subsidiary banks are "well capitalized" for deposit insurance assessment purposes.

Parent Company Funding Sources and Dividends

     At March 31, 1997, the parent company had cash and interest-bearing deposits of $22.3 million compared to $15.9 million at year-end 1996 and $1.7 million at March 31, 1996. The primary changes in the funding position of the parent company since March 31, 1996 were dividends received from subsidiary banks, dividends paid and intercompany tax settlements.

     The parent company's ability to fund various operating expenses and dividends is generally dependent on parent-only earning power, cash reserves and funds derived from its subsidiaries, principally Liberty Oklahoma City and Liberty Tulsa. These funds historically have been provided primarily by intercompany dividends and management fees. Management fees are generally limited to reimbursement of actual expenses. It is anticipated that the parent company's recurring cash sources will continue to include management fees from subsidiaries, proceeds from the sale of other assets (principally other real estate and assets owned) and retained rights to any gains from the sales of mortgage servicing and other assets. Dividends are paid by the subsidiary banks from time to time to support the parent company's activities. Liberty Oklahoma City and Liberty Tulsa are limited in their ability to pay dividends based on applicable provisions of the National Bank Act pertaining to earnings and undivided profits. As of March 31, 1997 the ability of Liberty Oklahoma City and Liberty Tulsa to pay dividends without regulatory approval was limited to $25.9 million and $4.2 million, respectively.

     Liberty paid cash dividends of $2.9 million or $.30 per share in the first three months of 1997. This compares to cash dividends in the first three months of 1996 of $2.3 million or $.25 per share.

     In management's opinion, the parent company's current liquidity and cash sources are anticipated to be adequate to meet its obligations in the near term.

-------------------------------------------------------------------------------
SELECTED STATISTICAL INFORMATION                          Liberty Bancorp, Inc.
-------------------------------------------------------------------------------
Consolidated Summary of Quarterly Financial Information
-------------------------------------------------------------------------------
(In thousands, except per share data)
-------------------------------------------------------------------------------
For quarter ended                 3/31/97  12/31/96  9/30/96  6/30/96  3/31/96
-------------------------------------------------------------------------------
Interest income                   $47,317  $46,445   $46,576  $46,054  $45,453
Interest income (tax equivalent)   48,197   47,250    47,270   46,696   46,115
Interest expense                   22,529   22,821    23,370   23,108   23,378
Net interest income                24,788   23,624    23,206   22,946   22,075
Provision for loan losses           2,300    2,400     4,275       -        -
Trust fees                          4,527    4,262     4,123    4,120    4,134
Mortgage banking income             1,710    1,649     1,700    1,565    1,715
Other noninterest income           10,862   10,629     8,520   10,056    8,794
Noninterest expense                28,406   27,789    29,352   27,426   26,888
Net income                          7,863    7,238     7,724    6,649    6,051
Net income per share                  .78      .73       .78      .67      .61

Common stock price range
  High                              55.88     50.25    38.50    37.25    38.75
  Low                               46.25     38.00    34.75    35.25    35.75
  Close                             46.50     49.75    38.00    35.50    37.00

At Quarter End
  Shares of common stock,
    net of treasury stock
    Outstanding                     9,619     9,457    9,449    9,462    9,468
    Fully-diluted                  10,104    10,015    9,917    9,902    9,933




-----------------------------------------------------------------------------------------------------------------------
Average Balances/Net Interest Margin/Rates (1)
-----------------------------------------------------------------------------------------------------------------------
Three months ended                  March 31, 1997               December 31, 1996               September 30, 1996
-----------------------------------------------------------------------------------------------------------------------
                               Average           Average      Average            Average      Average           Average
(In thousands)                 Balance  Interest   Rate       Balance   Interest   Rate       Balance  Interest   Rate
-----------------------------------------------------------------------------------------------------------------------
---------------------------- ----------- -------- --------- ------------ --------- -------- ----------- --------- -----
Assets
Loans (2)                    $1,480,504  $32,355  8.86%     $1,458,568   $31,202   8.51%    $1,435,645  $30,850   8.55%
Investment securities (3)
    Taxable                     661,687   11,342  6.95         717,904    12,281   6.81        736,262   12,521   6.77
    Nontaxable                   88,112    1,753  8.07          84,273     1,637   7.73         81,628    1,632   7.95
Trading account securities        6,718      104  6.28           7,259       114   6.25         11,418      152   5.30
---------------------------- ----------- -------- --------- ------------ --------- -------- ----------- --------- -----
Total securities                756,517   13,199  7.08         809,436    14,032   6.90        829,308   14,305   6.86
Federal funds sold and
  securities purchased under
  agreements to resell and
  other                         200,973    2,643  5.33         150,664     2,016   5.32         157,326    2,115   5.35
---------------------------- ----------- -------- --------- ------------ --------- -------- ----------- --------- -----
Total earning
 assets                       2,437,994   48,197  8.02       2,418,668    47,250   7.77      2,422,279   47,270   7.76
Cash and due from banks-
  noninterest-bearing           242,504                        241,062                         230,735
Reserve for loan losses         (19,651)                       (19,356)                        (16,634)
Other assets                    150,196                        148,356                         147,459
                             ----------                     ----------                      ----------
    Total assets             $2,811,043                     $2,788,730                      $2,783,839
                             ==========                     ==========                      ==========


Liabilities and
  Shareholders' Investment
Interest-bearing deposits
    Savings and money market
    accounts                 $  828,462  $ 7,555  3.70%     $  819,672   $ 7,450   3.62%    $  806,986  $ 7,435   3.67%
    Other time deposits         874,374   12,371  5.74         878,135    12,796   5.80        909,065   13,399   5.86
---------------------------- ----------- -------- --------- ------------ --------- -------- ----------- --------- -----
Total interest-bearing
  deposits                    1,702,836   19,926  4.75       1,697,807    20,246   4.74      1,716,051   20,834   4.83
Federal funds purchased and
  securities sold under
  agreements to repurchase      123,682    1,566  5.13         120,587     1,567   5.17        104,340    1,343   5.12
Other borrowings                 70,161    1,037  5.99          65,650     1,008   6.11         80,185    1,193   5.92
---------------------------- ----------- -------- --------- ------------ --------- -------- ----------- --------- -----
    Total interest-bearing
      liabilities             1,896,679   22,529  4.82       1,884,044    22,821   4.82       1,900,576   23,370   4.89
Demand deposits                 602,053                        594,728                         581,234
Other liabilities                29,022                         32,488                          31,067
Shareholders' investment        283,289                        277,470                         270,962
                             ----------                     ----------                      ----------
    Total liabilities and
      shareholders'
      investment             $2,811,043                     $2,788,730                      $2,783,839
                             ==========                     ==========                      ==========

Interest income/
  earning assets                         $48,197  8.02%                 $47,250   7.77%                 $47,270   7.76%
Interest expense/
  earning assets                          22,529  3.75                   22,821   3.75                   23,370   3.84
                                         -------  ----                  -------   ----                  -------   ----
Net interest margin                      $25,668  4.27%                 $24,429   4.02%                 $23,900   3.92%
                                         =======  ====                  =======   ====                  =======   ====

(1) Income and rates shown on a tax-equivalent basis have been computed based on the statutory rate of 35%.
(2) Includes nonaccrual loans.
(3) Includes available for sale securities at amortized cost for all years presented.




---------------------------------------------------------------------------------------------------------
Average Balances/Net Interest Margin/Rates (1)
---------------------------------------------------------------------------------------------------------
Three months ended                                  June 30, 1996                   March 31, 1996
                                            Average              Average     Average              Average
(In thousands)                              Balance   Interest     Rate      Balance    Interest    Rate
----------------------------------------- ------------ ----------- ------- ------------ ----------- -----
Assets
Loans (2)                                 $1,414,577   $30,774     8.75%   $1,401,115   $29,936     8.59%
Investment securities (3)
  Taxable                                    718,576    11,779     6.59       728,833    11,742     6.48
  Nontaxable                                  78,519     1,557     7.98        80,776     1,585     7.89
Trading account securities                    18,280       255     5.61         4,906        77     6.31
----------------------------------------- ------------ ----------- ------- ------------ ----------- -----
Total securities                             815,375    13,591     6.70       814,515    13,404     6.62
Federal funds sold and securities
  purchased under agreements to
  resell and other                           178,825      2,331     5.24      206,261     2,775     5.41
----------------------------------------- ------------ ----------- ------- ------------ ----------- -----
Total earning assets                       2,408,777     46,696     7.80    2,421,891    46,115     7.66
Cash and due from banks-
  noninterest-bearing                        253,630                          275,813
Reserve for loan losses                      (16,433)                         (16,559)
Other assets                                 158,315                          150,458
                                          ----------                       ----------
      Total assets                        $2,804,289                       $2,831,603
                                          ==========                       ==========

Liabilities and Shareholders'
  Investment
Interest-bearing deposits
  Savings and money market
    accounts                              $  801,890   $ 7,114     3.57%   $  812,827   $ 7,155     3.54%
  Other time deposits                        924,342    13,413     5.84       899,003    13,335     5.97
----------------------------------------- ------------ ----------- ------- ------------ ----------- -----
  Total interest-bearing deposits          1,726,232    20,527     4.78     1,711,830    20,490     4.81
Federal funds purchased and
  securities sold under agreements
  to repurchase                              113,469     1,420     5.03       116,391     1,491     5.15
Other borrowings                              80,836     1,161     5.78        98,983     1,397     5.68
----------------------------------------- ------------ ----------- ------- ------------ ----------- -----
      Total interest-bearing liabilities   1,920,537    23,108     4.84     1,927,204    23,378     4.88
Demand deposits                              581,950                          603,461
Other liabilities                             33,997                           30,465
Shareholders' investment                     267,805                          270,473
                                          ----------                       ----------
      Total liabilities and shareholders'
        investment                        $2,804,289                       $2,831,603
                                          ==========                       ==========



Interest income/earning assets                         $46,696     7.80%                $46,115     7.66%
Interest expense/earning assets                         23,108     3.86                  23,378     3.88
                                                       -------     ----                 -------     ----
Net interest margin                                    $23,588     3.94%                $22,737     3.78%
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




-------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET                                Liberty Bancorp, Inc.
-------------------------------------------------------------------------------
                                          March 31,   December 31,    March 31,
(In thousands, except share data)           1997          1996          1996
-------------------------------------------------------------------------------
Assets
Cash and due from banks
  Noninterest-bearing                    $  258,958    $  304,389   $  297,768
  Interest-bearing                              402           502          516
Federal funds sold and securities
  purchased under agreements to resell      263,932       170,185      233,300
-------------------------------------------------------------------------------
    Total cash and cash equivalents         523,292       475,076      531,584
-------------------------------------------------------------------------------
Trading securities                            7,434         9,766        8,488
Investment securities
  Available for sale                        469,532       602,423      607,756
  Held to maturity                          175,165       175,572      180,547
  Equity                                     21,266        20,710       19,973
-------------------------------------------------------------------------------
    Total investment securities             665,963       798,705      808,276
-------------------------------------------------------------------------------
Loans                                     1,497,147     1,477,472    1,418,164
  Less:  Reserve for loan losses            (20,272)      (19,779)     (16,568)
-------------------------------------------------------------------------------
Loans, net                                1,476,875     1,457,693    1,401,596
-------------------------------------------------------------------------------
Property and equipment, net                  60,359        61,129       64,503
Accounts receivable                          13,878        13,332       16,461
Accrued income receivable                    22,721        25,030       27,255
Deferred tax asset, net                      13,043        11,038        9,663
Other real estate and assets owned, net       1,687         2,100        3,200
Other assets                                 46,830        43,766       35,684
-------------------------------------------------------------------------------
    Total assets                         $2,832,082    $2,897,635   $2,906,710
===============================================================================

Liabilities and Shareholders' Investment
Deposits
  Noninterest-bearing                    $  663,590    $  673,801   $  632,780
  Interest-bearing                        1,688,415     1,709,983    1,756,407
-------------------------------------------------------------------------------
    Total deposits                        2,352,005     2,383,784    2,389,187
-------------------------------------------------------------------------------
Other borrowings
  Federal funds purchased and securities
    sold under agreements to repurchase     101,773       130,894      123,256
  Other                                      59,463        71,225       94,066
-------------------------------------------------------------------------------
     Total other borrowings                 161,236       202,119      217,322
-------------------------------------------------------------------------------
Accrued interest, expenses and taxes         21,842        23,793       22,644
Accounts payable                             12,711         5,811        9,800
Other liabilities                             1,019         1,877          748
-------------------------------------------------------------------------------
    Total liabilities                     2,548,813     2,617,384    2,639,701
-------------------------------------------------------------------------------
Shareholders' Investment
Common stock ($.01 par value; 50,000,000
  shares authorized)                             96            95           95
---------------------------------------------
               March 31,  Dec. 31,  March 31,
                 1997       1996      1996
---------------------------------------------
  Shares
   issued      9,619,061 9,488,428 9,488,428
  Shares
   outstanding 9,619,061 9,457,466 9,468,295
---------------------------------------------
Capital surplus                             210,337       209,244      210,486
Retained earnings                            73,779        68,776       54,261
Treasury stock, at cost - 30,962 shares at
  December 31, 1996, 20,133 shares at
  December 31, 1995 and 21,453 shares at
  March 31, 1996                               -           (1,195)        (736)
Unrealized security gains (losses), net of
  tax                                           (25)        4,422        4,405
Deferred compensation                          (918)       (1,091)      (1,502)
-------------------------------------------------------------------------------
    Total shareholders' investment          283,269       280,251      267,009
-------------------------------------------------------------------------------
    Total liabilities and shareholders'
      investment                         $2,832,082    $2,897,635   $2,906,710
===============================================================================

The accompanying notes are an integral part of these consolidated financial statements.





-------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF INCOME                          Liberty Bancorp, Inc.
-------------------------------------------------------------------------------
First three months (In thousands,
  except share data)                                       1997         1996
-------------------------------------------------------------------------------
Interest Income
  Loans                                                   $32,292      $29,835
  Investments
    Taxable                                                11,143       11,742
    Nontaxable                                              1,149        1,032
  Trading                                                      90           69
  Federal funds sold and other                              2,643        2,775
-------------------------------------------------------------------------------
      Total interest income                                47,317       45,453
-------------------------------------------------------------------------------
Interest Expense
  Deposits                                                 19,926       20,490
  Other borrowings                                          2,603        2,888
-------------------------------------------------------------------------------
      Total interest expense                               22,529       23,378
-------------------------------------------------------------------------------
Net Interest Income                                        24,788       22,075
Provision for loan losses                                   2,300        1,175
-------------------------------------------------------------------------------
Net Interest Income After Provision for Loan Losses        22,488       20,900
-------------------------------------------------------------------------------
Noninterest Income
  Trust fees                                                4,527        4,134
  Service charges on deposits                               3,903        3,849
  Mortgage banking income                                   1,710        1,715
  Trading account profits and commissions                   1,442        1,011
  Credit card fees                                            691          675
  Net securities gains                                        942          448
  Loan fees                                                   345          351
  Other                                                     3,539        2,460
-------------------------------------------------------------------------------
    Total noninterest income                               17,099       14,643
-------------------------------------------------------------------------------

Noninterest Expense
  Salaries                                                 11,592       10,897
  Employee benefits                                         3,052        2,630
  Equipment                                                 2,564        2,590
  Occupancy, net                                            2,147        2,073
  Data processing                                           1,831        1,879
  Professional and other services                           2,142        1,830
  Printing, postage and supplies                            1,288        1,273
  Advertising and business development                        937          991
  Amortization of intangibles, including
    purchased mortgage servicing rights                       708          584
  Deposit insurance assessments                                76           37
  Net income from operation of other
    real estate and assets owned                             (147)        (462)
  Other                                                     2,216        2,566
-------------------------------------------------------------------------------
      Total noninterest expense                            28,406       26,888
-------------------------------------------------------------------------------
Income Before Provision for Income Taxes                   11,181        8,655
Provision for income taxes                                  3,318        2,604
-------------------------------------------------------------------------------
    Net Income                                            $ 7,863      $ 6,051
===============================================================================
    Net Income Per Share - Primary and Fully-Diluted      $   .78      $   .61

The accompanying notes are an integral part of these consolidated financial statements.




-----------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF SHAREHOLDERS' INVESTMENT                                                Liberty Bancorp, Inc.
-----------------------------------------------------------------------------------------------------------------------
                                                                                   Unrealized
                                                                                    Security                 Total
                                                Common  Capital  Retained  Treasury  Gains     Deferred   Shareholders'
(Dollars in thousands)                           Stock  Surplus  Earnings   Stock   (Losses) Compensation  Investment
-----------------------------------------------------------------------------------------------------------------------
Balance December 31, 1995                         $95  $210,597   $50,578   $(768)  $10,025    $(1,633)     $268,894
  Net income                                        -         -     6,051       -         -          -         6,051
  Dividends paid ($.25 per share)                   -         -    (2,368)      -         -          -        (2,368)
  Amortization of deferred compensation             -         -         -       -         -        131           131
  Change in unrealized gains (losses)on
    available for sale securities, net of tax       -         -         -       -    (5,620)         -        (5,620)
  Purchase of treasury stock (26,920 shares)        -         -         -    (988)        -          -          (988)
  Treasury stock issued (28,203 shares)             -      (111)        -   1,020         -          -           909
------------------------------------------------- ---- ---------- --------- ------- ---------- ------------ -----------
Balance March 31, 1996                            $95  $210,486   $54,261   $(736)  $ 4,405    $(1,502)     $267,009
================================================= ==== ========== ========= ======= ========== ============ ===========

Balance December 31, 1996                         $95  $209,244   $68,776 $(1,195)   $4,422    $(1,091)     $280,251
  Net income                                        -         -     7,863       -         -          -         7,863
  Dividends paid ($.30 per share)                   -         -    (2,860)      -         -          -        (2,860)
  Amortization of deferred compensation             -         -         -       -         -        173           173
  Change in unrealized gains (losses) on
    available for sale securities, net of tax       -         -         -       -    (4,447)         -        (4,447)
  Purchase of treasury stock (237 shares)           -         -         -     (12)        -          -           (12)
  Common and treasury stock issued (130,633
    and 31,199 shares, respectively)                1     1,093         -   1,207         -          -         2,301
------------------------------------------------- ---- ---------- --------- ------- ---------- ------------ -----------
Balance March 31, 1997                            $96  $210,337   $73,779   $  -    $  (25)    $ (918)      $283,269
================================================= ==== ========== ========= ======= ========== ============ ===========

The accompanying notes are an integral part of these consolidated financial statements.



-------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS                      Liberty Bancorp, Inc.
-------------------------------------------------------------------------------
First three months (In thousands)                             1997       1996
-------------------------------------------------------------------------------
Cash provided (absorbed) by operating activities
Net income                                                $   7,863  $   6,051
Adjustments to reconcile net income to net cash provided
  (absorbed) by operating activities:
    Provisions for losses                                     1,437      1,277
    Provision for income taxes                                3,318      2,604
    Depreciation and amortization                             2,441      3,226
    Net amortization of investment securities                   (26)       984
    Gain on sale of assets                                   (1,245)    (2,962)
    Change in trading account securities                      3,895      2,048
    Loans made for purposes of resale                       (28,217)   (28,258)
    Proceeds from sale of loans held for resale              27,954     20,140
    Change in accrued interest, expenses and taxes,
      accounts payable and other liabilities                 (4,376)    (4,747)
    Change in accrued income receivable, accounts
      receivable and other assets                             3,883      5,313
-------------------------------------------------------------------------------
      Net cash provided by operating activities              16,927      5,676
-------------------------------------------------------------------------------

Cash provided (absorbed) by investing activities
  Proceeds from maturities and paydowns on
    Available for sale securities                            54,994    150,386
    Held to maturity securities                              17,748     25,777
  Proceeds from sales of
    Available for sale securities                           146,006     79,997
  Purchases of
    Available for sale securities                           (74,595)  (252,262)
    Held to maturity securities                              (2,125)   (13,719)
    Equity securities                                          (253)      (215)
  Change in net loans made by bank subsidiaries             (35,864)    (7,636)
  Principal payments received on loans made by parent
    company and nonbank subsidiaries                          1,122      1,475
  Loans made to customers by nonbank subsidiaries            (2,211)    (1,114)
  Expenditures for property and equipment                      (894)      (552)
  Proceeds from sale of property and equipment                    -         (1)
  Sale proceeds and collections from other real estate and
    assets acquired in settlement of loans                      628      1,472
  Purchases of mortgage servicing contracts                     (33)       (14)
-------------------------------------------------------------------------------
     Net cash provided (absorbed) by investing activities   104,523    (16,406)
-------------------------------------------------------------------------------

Cash provided (absorbed) by financing activities
  Change in savings and demand deposits                      (1,918)    23,422
  Change in time deposits                                   (29,861)    43,187
  Change in short-term borrowings                           (40,883)   (82,684)
  Proceeds from issuance of common and treasury stock         2,301        909
  Purchase of treasury stock                                    (12)      (988)
  Dividends paid on common stock                             (2,861)    (2,368)
-------------------------------------------------------------------------------
     Net cash provided (absorbed) by financing activities   (73,234)   (18,522)
-------------------------------------------------------------------------------
   Net change in cash and cash equivalents                   48,216    (29,252)
   Cash and cash equivalents at beginning of year           475,076    560,836
-------------------------------------------------------------------------------
   Cash and cash equivalents at March 31                   $523,292   $531,584
===============================================================================
Additional cash flow information
  Interest paid                                            $ 20,083   $ 22,056
  Income tax refunded                                             -          5
  Income tax paid                                             1,600          -
  Noncash items included in investing activities
    Net loans transferred to (from) other real estate
      and assets owned                                           36        483
    Loans made top finance the sale of other real estate
      and assets owned                                            -         12

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

     It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes included in Liberty's 1996 annual report on Form 10-K.


Note 2  Earnings Per Share

     Earnings per share are calculated using Liberty's weighted average common and common-equivalent shares (primarily stock options) outstanding during the periods. The weighted average number of shares used to compute primary and fully-diluted earnings per share are presented below.

-------------------------------------------------------------------------------
March 31 (In thousands)                                   Three Months Ended
-------------------------------------------------------------------------------
                                                       1997            1996
-------------------------------------------------------------------------------
Weighted average shares outstanding
  Primary                                             10,035           9,940
  Fully-diluted                                       10,035           9,940


                                  PART II
                             OTHER INFORMATION
           Item 4:  Submission of Matters to a Vote of Shareholders

     The 1997 Annual Meeting of Shareholders of Liberty Bancorp, Inc. was held March 31, 1997. The meeting included the vote on the proposal to approve a merger agreement among Liberty Bancorp, Inc., Banc One Corporation and Banc One Oklahoma Corporation, a wholly owned subsidiary of Banc One Corporation. The votes on the proposal were as follows:

                                                   Withhold
                    For           Against          Authority
                    ---           -------          ---------
                 7,958,677         31,365            21,049


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

Dated: May 15, 1997