Form 10-K/A
period 1996-12-31
LIBERTY BANCORP INC /OK/
filed 1997-06-30
CIK 737287

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-K/A
                                  Amendment 2
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                                             [FEE REQUIRED]
             For the fiscal year ended:  December 31, 1996
                                         -----------------

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

                              LIBERTY BANCORP, INC.
                                  AMENDMENT NO. 2
                                        TO
                   FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996

     The undersigned registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1996 as set forth below and in the pages attached hereto.

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

22    Subsidiaries of Registrant

23.1  Consent of Arthur Andersen LLP

23.2  Consent of Ernst & Young LLP

25    Powers of Attorney

99 Option Agreement dated December 31, 1996 between Banc One Corporation and Liberty Bancorp, Inc. (incorporated by reference to Exhibit 99 to Registrant's Form 8-K dated December 28, 1996)

99.1 Annual Report on Form 11-K of Liberty Bancorp, Inc. Profit Sharing, Salary Deferral and Employee Stock Ownership Plan for the Year Ended December 31, 1995

*  Designated management contract of compensatory plan or arrangement
-------------------------------------------------------------------------------
     Liberty Bancorp, Inc. will furnish to any shareholder a copy of any of the above exhibits upon the payment of $.25 per page. Any request should be sent to Corporate Secretary, Liberty Bancorp, Inc., P.O. Box 25848, Oklahoma City, Oklahoma 73125.


SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

Liberty Bancorp, Inc.
(Registrant)

/s/Mischa Gorkuscha
--------------------------
By Mischa Gorkuscha, Senior Vice President and Chief Financial Officer


Date:  June 30, 1997

                                 EXHIBIT INDEX

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

22    Subsidiaries of Registrant

23.1  Consent of Arthur Andersen LLP

23.2  Consent of Ernst & Young LLP

25    Powers of Attorney

99 Option Agreement dated December 31, 1996 between Banc One Corporation and Liberty Bancorp, Inc. (incorporated by reference to Exhibit 99 to Registrant's Form 8-K dated December 28, 1996)

99.1 Annual Report on Form 11-K of Liberty Bancorp, Inc. Profit Sharing, Salary Deferral and Employee Stock Ownership Plan for the Year Ended December 31, 1995

*  Designated management contract of compensatory plan or arrangement


                                  EXHIBIT 99.1

                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                    FORM 11-K



[ X ]     ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934                                           [FEE REQUIRED]

          For the fiscal year ended December 31, 1996.


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

                                    LIBERTY BANCORP, INC. PROFIT SHARING,
                                    SALARY DEFERRAL AND EMPLOYEE STOCK
                                    OWNERSHIP PLAN

                                    By:  /s/ Daniel L Shelton
                                         Daniel L. Shelton
                                         Chairman, Employee Benefits
                                         Administration Committee
Date:  June 30, 1997







                     LIBERTY BANCORP, INC. PROFIT SHARING, SALARY
                     DEFERRAL AND EMPLOYEE STOCK OWNERSHIP PLAN

                     FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES AS OF DECEMBER 31, 1996 AND 1995
                     TOGETHER WITH REPORT OF INDEPENDENT
                     PUBLIC ACCOUNTANTS




LIBERTY BANCORP, INC. PROFIT SHARING, SALARY DEFERRAL
AND EMPLOYEE STOCK OWNERSHIP PLAN

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES




FINANCIAL STATEMENTS


Report of Independent Public Accountants

Statements of Net Assets Available for Plan Benefits as of December 31, 1996 and 1995

Statement of Changes in Net Assets Available for Plan Benefits for the Year Ended December 31, 1996

Notes to Financial Statements



SUPPLEMENTAL SCHEDULES


 I. - Line 27a - Schedule of Assets Held for Investment Purposes as of December 31, 1996

II. - Line 27d - Schedule of Reportable Transactions for the Year Ended December 31, 1996


All other schedules required by the Employee Retirement Income Security Act of 1974 and the regulations promulgated by the Department of Labor have been omitted since they are not applicable.




REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Employee Benefit Administration Committee, and Liberty Bancorp, Inc. Profit Sharing, Salary Deferral and Employee Stock Ownership Plan:

We have audited the accompanying statements of net assets available for plan benefits of the Liberty Bancorp, Inc. Profit Sharing, Salary Deferral and Employee Stock Ownership Plan (the "Plan") as of December 31, 1996 and 1995, and the related statement of changes in net assets available for plan benefits for the year ended December 31, 1996. These financial statements and supplemental schedules referred to below are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements and supplemental schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of the Liberty Bancorp, Inc. Profit Sharing, Salary Deferral and Employee Stock Ownership Plan as of December 31, 1996 and 1995, and the changes in its net assets available for plan benefits for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in the index to financial statements are presented for purposes of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The Fund information in the statements of net assets available for plan benefits and the statement of changes in net assets available for plan benefits is presented for purposes of additional analysis rather than to present the net assets available for plan benefits and changes in net assets available for plan benefits of each fund. The supplemental schedules and Fund information have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Oklahoma City, Oklahoma,
June 19, 1997

LIBERTY BANCORP, INC. PROFIT SHARING, SALARY DEFERRAL
AND EMPLOYEE STOCK OWNERSHIP PLAN


STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS

DECEMBER 31, 1996
(Dollars in Thousands)


                           Inter-                                                   Short                     Yield
                           mediate          Liberty  Liberty  Zero          Aggres- Average  Managed          and
                   Growth  Maturity Money   Employer Employee Coupon        sive    Maturity Maturity         Value  Unallo-
                   Equity  Income   Market  Stock    Stock    Bond   Loan   Equity  Income   Income  Balanced Equity cated
                   Fund    Fund     Fund    Fund     Fund     Fund   Fund   Fund    Fund     Fund    Fund     Fund   Fund    Total
----------------------------------------------------------------------------------------------------------------------------------
ASSETS:
  Investments-
    Common stock
     of Liberty
     Bancorp, Inc.  $  -   $   -   $   -    $24,660  $3,940  $  -    $  -    $  -    $  -    $-    $  -    $  -    $3,129  $31,729
    Pooled invest-
     ment funds-
      Equity         7,320     -       -        -       -       -       -     4,815     -     -       950   1,612     -     14,697
      Fixed income     -     2,354     -        -       -       -       -       -     1,044   871     597     -       -      4,866
    Short-term
     investments        44      26   2,840       88      27     -        28      46      17     7      21      17     -      3,161
    U.S. Treasury
     securities        -       358     -        -       -     2,303     -       -       -     -       -       -       -      2,661
    Loans to
     participants      -        -      -        -       -       -     2,240     -       -     -       -       -       -      2,240
a                   ------  ------  ------  -------  ------  ------  ------  ------  ------  ----  ------  ------  ------  -------

      Total
       investments   7,364   2,738   2,840   24,748   3,967   2,303   2,268   4,861   1,061   878   1,568   1,629   3,129   59,354

  Due from broker      120     150     -        -       -       -       -       -        14    87     -       -       -        371
  Interest
   and other
   receivables         -         5      13      -       -       -       -       -       -     -       -       -       -         18
  Contributions
   receivable          -       -       -        850     -       -       -       -       -     -       -       -       -        850
  Cash and cash
   equivalents          19       5       6      -         9     -       -        21       2     3       7       5       1       78
a                   ------  ------  ------  -------  ------  ------  ------  ------  ------  ----  ------  ------  ------  -------

      Total assets  _7,503  _2,898  _2,859  _25,598  _3,976  _2,303  _2,268  _4,882  _1,077  _968  _1,575  _1,634  _3,130  _60,671

LIABILITIES:
  Notes payable        -       -       -        -       -       -       -       -       -     -       -       -     1,051    1,051
  Due to brokers       -       -       -        -       -       -       -        40     -     -       -        20     -         60
  Other payables       -       -       -         76     -       -        28     -       -     -       -       -         8      112
a                   ------  ------  ------  -------  ------  ------  ------  ------  ------  ----  ------  ------  ------  -------

    Total
     liabilities       -       -       -         76     -       -        28      40     -     -       -        20   1,059    1,223
a                   ------  ------  ------  -------  ------  ------  ------  ------  ------  ----  ------  ------  ------  -------

NET ASSETS
 AVAILABLE FOR
  PLAN BENEFITS     $7,503  $2,898  $2,859  $25,522  $3,976  $2,303  $2,240  $4,842  $1,077  $968  $1,575  $1,614  $2,071  $59,448
a                   ======  ======  ======  =======  ======  ======  ======  ======  ======  ====  ======  ======  ======  =======

               The accompanying notes and supplementary schedules are an integral part of this financial statement.

LIBERTY BANCORP, INC. PROFIT SHARING, SALARY DEFERRAL
AND EMPLOYEE STOCK OWNERSHIP PLAN


STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS

DECEMBER 31, 1995
(Dollars in Thousands)


                           Inter-                                                   Short                     Yield
                           mediate          Liberty  Liberty  Zero          Aggres- Average  Managed          and
                   Growth  Maturity Money   Employer Employee Coupon        sive    Maturity Maturity         Value  Unallo-
                   Equity  Income   Market  Stock    Stock    Bond   Loan   Equity  Income   Income  Balanced Equity cated
                   Fund    Fund     Fund    Fund     Fund     Fund   Fund   Fund    Fund     Fund    Fund     Fund   Fund    Total
----------------------------------------------------------------------------------------------------------------------------------

ASSETS:
  Investments-
    Common stock
     of Liberty
     Bancorp, Inc.  $  -    $  -    $  -    $17,643  $2,776  $  -    $  -    $  -    $  -    $-    $  -    $  -    $3,600  $24,019
    Pooled invest-
     ment funds-
      Equity         6,168     -       -        -       -       -       -     3,162     -     -       638   1,170     -     11,138
      Fixed income     -     2,716     -        -       -       -       -       -     1,004   916     404     -       -      5,040
    Short-term
     investments         6       6   3,075      -        20     -        22      13      11    13       3       2       2    3,173
    U.S. Treasury
     securities        -       368     -        -       -     2,751     -       -       -     -       -       -       -      3,119
    Loans to
     participants      -       -       -        -       -       -     1,710     -       -     -       -       -       -      1,710
a                   ------  ------  ------  -------  ------  ------  ------  ------  ------  ----  ------  ------  ------  -------

      Total
       investments   6,174   3,090   3,075   17,643   2,796   2,751   1,732   3,175   1,015   929   1,045   1,172   3,602   48,199

  Due from
   other funds         -       -       -          1     -       -       -       -       -     -         3     -       -          4
  Interest
   and other
   receivables         -         7      15      -       -       -       -       -       -     -       -       -       -         22
  Cash and cash
   equivalents          19      49      11        1      11     -       -        20      25     9      47       5     -        197
a                   ------  ------  ------  -------  ------  ------  ------  ------  ------  ----  ------  ------  ------  -------

      Total assets   6,193   3,146   3,101   17,645   2,807   2,751   1,732   3,195   1,040   938   1,095   1,177   3,602   48,422
a                   ------  ------  ------  -------  ------  ------  ------  ------  ------  ----  ------  ------  ------  -------

LIABILITIES:
  Notes payable        -       -       -        -       -       -       -       -       -     -       -       -     1,555    1,555
  Due to
   other funds         -       -       -        -         1     -       -         3     -     -       -       -       -          4
  Due to brokers        35     -       -        -       -       -       -       150     -     -         1      72     -        258
  Other payables       -       -       -        -       -       -        22     -       -     -       -       -       -         22
a                   ------  ------  ------  -------  ------  ------  ------  ------  ------  ----  ------  ------  ------  -------

      Total
       liabilities      35     -       -        -         1     -        22     153     -     -         1      72   1,555    1,839
a                   ------  ------  ------  -------  ------  ------  ------  ------  ------  ----  ------  ------  ------  -------

NET ASSETS
 AVAILABLE FOR
  PLAN BENEFITS     $6,158  $3,146  $3,101  $17,645  $2,806  $2,751  $1,710  $3,042  $1,040  $938  $1,094  $1,105  $2,047  $46,583
a                   ======  ======  ======  =======  ======  ======  ======  ======  ======  ====  ======  ======  ======  =======

               The accompanying notes and supplementary schedules are an integral part of this financial statement.

LIBERTY BANCORP, INC. PROFIT SHARING, SALARY DEFERRAL
AND EMPLOYEE STOCK OWNERSHIP PLAN


STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS

FOR THE YEAR ENDED DECEMBER 31, 1996
(Dollars in Thousands)


                           Inter-                                                   Short                     Yield
                           mediate          Liberty  Liberty  Zero          Aggres- Average  Managed          and
                   Growth  Maturity Money   Employer Employee Coupon        sive    Maturity Maturity         Value  Unallo-
                   Equity  Income   Market  Stock    Stock    Bond   Loan   Equity  Income   Income  Balanced Equity cated
                   Fund    Fund     Fund    Fund     Fund     Fund   Fund   Fund    Fund     Fund    Fund     Fund   Fund    Total
----------------------------------------------------------------------------------------------------------------------------------
ADDITIONS:
 Employee
  contributions
  (Notes 1 and 5)   $  539  $  148  $  181  $   -    $  261  $  -    $  -    $  554  $   57  $ 93  $  181  $  136  $  -    $ 2,150
 Employer
  contributions
  (Notes 1 and 5)      -       -       -        957     -       -       -       -       -     -       -       -       624    1,581
 Dividend income       -       -       -        468      77     -       -       -       -     -       -       -        84      629
 Interest income         1      24     152        2       2     102     147       2     -     -         1     -       -        433
 Net unrealized
  gain on
  investments        1,055      73     -      6,147     987      27     -       876      53    27     155     179     780   10,359
 Net realized gain
 (loss)
  on investments        28       6     -        (18)     (1)   (102)    -         3       2     3       1       2     -        (76)
a                   ------  ------  ------  -------  ------  ------  ------  ------  ------  ----  ------  ------  ------  -------

   Total additions   1,623     251     333    7,556   1,326      27     147   1,435     112   123     338     317   1,488   15,076
                    ------  ------  ------  -------  ------  ------  ------  ------  ------  ----  ------  ------  ------  -------

DEDUCTIONS:
 Distributions
  to terminating
  and withdrawing
  participants         256     157     217      670      90     341     -       107     202    27      43      30     -      2,140
   Less-
    Forfeitures
    (Note 1)           -       -       -        (55)     (1)    -       -       -       -     -       -       -       -        (56)
 Interest expense
  on notes payable
   (Note 7)            -       -       -        -       -       -       -       -       -     -       -       -       127      127
                    ------  ------  ------  -------  ------  ------  ------  ------  ------  ----  ------  ------  ------  -------

   Total deductions    256     157     217      934     174     341     -       107     202    27      43      30     127    2,211
                    ------  ------  ------  -------  ------  ------  ------  ------  ------  ----  ------  ------  ------  -------

Net increase
 (decrease)
 in net assets       1,367      94     116    6,941   1,237    (314)    147   1,328     (90)   96     295     287   1,361   12,865

Net transfers
 between funds         (22)   (342)   (358)     936     (67)   (134)    383     472     127   (66)    186     222  (1,337)     -

NET ASSETS
 AVAILABLE FOR
  PLAN BENEFITS,
 beginning of year   6,158   3,146   3,101   17,645   2,806   2,751   1,710   3,042   1,040   938   1,094   1,105   2,047   46,583
                    ------  ------  ------  -------  ------  ------  ------  ------  ------  ----  ------  ------  ------  -------


NET ASSETS
 AVAILABLE FOR
  PLAN BENEFITS,
 end of year        $7,503  $2,898  $2,859  $25,522  $3,976  $2,303  $2,240  $4,842  $1,077  $968  $1,575  $1,614  $2,071  $59,448
                    ======  ======  ======  =======  ======  ======  ======  ======  ======  ====  ======  ======  ======  =======

               The accompanying notes and supplementary schedules are an integral part of this financial statement.

LIBERTY BANCORP, INC. PROFIT SHARING, SALARY DEFERRAL
AND EMPLOYEE STOCK OWNERSHIP PLAN


NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 1996 AND 1995



1. DESCRIPTION OF PLAN:

The Liberty Bancorp Inc. Profit Sharing, Salary Deferral and Employee Stock Ownership Plan (the "Plan") is a defined contribution plan in which eligible employees of Liberty Bancorp, Inc. ("Liberty") and its subsidiaries (collectively referred to as the "Company") may participate. Contributions are currently deposited with the Liberty Bank and Trust Company of Oklahoma City, N.A. ("Liberty OKC"), a subsidiary of Liberty. The Plan is administered by the Employee Benefit Administration Committee which is appointed by the Board of Directors of the Company. All expenses incurred in the administration of the Plan are paid by the Company; however, the Company is not obligated to do so. All significant administrative expenses incurred during 1996 were paid by the Company.

Employees may elect to defer a portion of their compensation for contribution into the Plan. These elective deferrals may not exceed the lesser of $9,500 annually or the maximum contribution percentage of a participant's annual base salary as determined by the Employee Benefit Administration Committee. Each participant must designate that their contributions be invested in any one, or more, of several investment options (see Note 2). Participants may change their investment options each January 1, April 1, July 1 and October 1 upon prior written notification to the Employee Benefit Administration Committee.

All Company contributions, both matching and profit sharing, are discretionary and are allocated to participants semi-annually. Company matching contributions, net of forfeitures, are allocated based upon percentages of participants' elective deferrals and years of service. Forfeitures under the Plan provisions are used to reduce Company contributions in the current year. Company contributions greater than the matching contributions (referred to as profit sharing contributions) are allocated based upon each participant's total compensation. The Company made a profit sharing contribution of $850,000 for 1996. All Company contributions, other than those used to pay principal and interest on the Plan's note payable (see Note 7), are invested in Liberty common stock ("Liberty Employer Stock Fund"). The earnings in each fund are allocated semi-annually to participants with account balances in the funds in accordance with Plan provisions. The participants' share of Company contributions and related earnings vest at the rate of 20% for each year of service (defined as 1,000 hours of service in any fiscal year) after two years of service have been rendered. Vesting credit is given for hours of service, as defined in the Plan. At the discretion of the participant, vested benefits are payable in one of several methods upon termination of employment or certain hardships.

The Plan may be discontinued by order or authority of the Board of Directors of the Company. In the event of such discontinuance or other termination of the Plan, each participant's account shall be 100% vested and nonforfeitable.

Participants, on whose behalf employer contributions are made, are not taxed on the amounts contributed by the employer or on any income earned thereon until the receipt of a distribution pursuant to the terms of the Plan. The taxation of income earned on Plan assets attributable to participants' contributions to the Plan is also deferred until distribution is made. The amount of income taxes applicable to the participants or their beneficiaries upon distribution is dependent upon the timing and method of distribution, as prescribed by the Internal Revenue Code. The trust established under the Plan is qualified under the Internal Revenue Code as exempt from Federal and State income taxes. The Plan has received a favorable determination letter dated September 20, 1996, from the Internal Revenue Service.

2. INVESTMENT OPTIONS:

The following investment options are available under the Plan:

Growth Equity Fund - consists primarily of investments in equity securities designated by Liberty OKC, as trustee. At December 31, 1996 and 1995, there were 812 and 732 participants, respectively, in this fund.

Intermediate Maturity Income Fund - consists primarily of investments in fixed income securities, principally corporate bond obligations, government obligations and real estate mortgages designated by Liberty OKC, as Trustee. At December 31, 1996 and 1995, there were 394 and 458 participants, respectively, in this fund.

Money Market Fund - consists of interest-bearing savings and money market accounts, certificates of deposit and other short-term cash equivalent investments designated by the Employee Benefit Administration Committee. At December 31, 1996 and 1995, there were 416 and 484 participants, respectively, in this fund.

Liberty Employer Stock Fund - consists primarily of investments in common stock of Liberty. Short-term investments may also be made by Liberty OKC, as Trustee. As of December 31, 1996 and 1995, there were 1,853 and 1,831 participants, respectively, in this fund.

Liberty Employee Stock Fund - consists primarily of investments in common stock of Liberty. Short-term investments may also be made by Liberty OKC, as Trustee. As of December 31, 1996 and 1995, there were 479 and 465 participants, respectively, in this fund.

Zero Coupon Bond Fund - consists of investments made by Liberty OKC, as Trustee, in zero coupon bonds. This fund is composed of amounts distributed from Liberty OKC's pension plan which was terminated August 1, 1984, and is not available for contributions. As of December 31, 1996 and 1995, there were 67 and 73 participants, respectively, in this fund.

Loan Fund - consists of loans to participants. Participants are allowed to borrow up to one-half of their vested account balance subject to limitations as set forth in the Plan. As of December 31, 1996 and 1995, there were 363 and 327 participants, respectively, with loans against their accounts.

Aggressive Equity Fund - consists primarily of investments in equity securities designated by Liberty Bank and Trust Company of Tulsa, N.A. ("Liberty Tulsa"), as Trustee. The objective of the fund is to seek long-term capital growth. As of December 31, 1996 and 1995, there were 722 and 579 participants, respectively, in this fund.

Short Average Maturity Income Fund - invests in a diversified portfolio of high-quality cash equivalents, bonds and similar debt securities, (rated "A" or better), with maturities of two years or less designated by Liberty Tulsa, as Trustee. As of December 31, 1996 and 1995, there were 164 and 192 participants, respectively, in this fund.

Managed Maturity Income Fund - invests in a diversified portfolio of high-quality bonds, (rated "A" or better), and similar debt securities designated by Liberty Tulsa, as Trustee. As of December 31, 1996 and 1995, there were 268 and 288 participants, respectively, in this fund.

Balanced Fund - invests in a diversified portfolio of the above described funds, primarily equity and income funds. As of December 31, 1996 and 1995, there were 263 and 205 participants, respectively, in this fund.

Yield and Value Equity Fund - invests in a diversified portfolio of stocks of large companies. As of December 31, 1996 and 1995, there were 255 and 181 participants, respectively, in this fund.

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

                              Liberty Stock Fund
                    ------------------------------------
                            (Dollars in Thousands)

                          Participant    Company
                           Directed      Directed
                            Common        Common
                       Stock         Stock      Total
                    -----------   ----------- ----------

1996
   Market value            $   520        $ 24,140    $ 24,660
   Shares                   10,447         485,244     495,691

1995
   Market value            $   745        $ 16,898    $ 17,643
   Shares                   19,919         452,417     472,336

The Unallocated Fund consists of shares of Liberty common stock held as collateral for the related note payable to Liberty (See Note 7).

3. SIGNIFICANT ACCOUNTING POLICIES:

The accompanying financial statements have been prepared on the accrual basis of accounting. Investments of the Plan are carried at market value. Distributions to withdrawing participants are recorded at market value in the accompanying statement of changes in net assets available for plan benefits. Income earned by the Plan's investment in all funds, other than the Liberty Employer and Employee Stock Funds and the Unallocated Fund is included as a component of net unrealized gain (loss) on investments in the accompanying statement of changes in net assets available for plan benefits.
4. INVESTMENTS:

The Plan's investments are carried at market value. Purchases and sales of securities are recorded on a trade-date basis. Investments that represent five percent or more of the Plan's net assets are as follows:

                                                  Market Value
                                                  December 31,
                                             ----------------------
                                               1996          1995
                                             --------      --------
                                             (Dollars in Thousands)

Common stock of Liberty Bancorp, Inc.      $ 31,729         $ 24,014
Employee Benefit Growth Equity Fund           7,640            6,381
Employee Benefit Aggressive Equity Fund       5,127            3,375
   Employee Benefit Intermediate Maturity
     Income Fund                              2,551            2,876
Short-term Investment Company                 3,161            3,173
U.S. Treasury Securities                      2,661            3,119

During 1996, the Plan's investments (including investments bought, sold and held during the year) appreciated in value by approximately $10,283,000 as follows:

                                                Realized
                                             (Depreciation)    Unrealized
                                           Appreciation    Appreciation
                                           ------------    ------------
                                             (Dollars in Thousands)

Common stock of Liberty Bancorp, Inc.        $  (19)         $ 7,914
Pooled investment funds:
  Equity                                         34            2,244
  Fixed                                          11              174
U.S. Treasury securities                       (102)              27
                                             -------         -------
          Net change in market value         $  (76)         $10,359
                                                =======         =======

5. CONTRIBUTIONS:

Employer contributions and forfeitures during 1996 totaled approximately $1,581,000 and $56,000, respectively. Employer contributions to the plan are reduced by amounts forfeited by participants. Included in the Company's contributions for 1996 were cash contributions of approximately $624,000, made by Liberty to cover principal and interest expense on the note payable to Liberty (see Note 7). These contributions, although not mandated, were made at the direction of the Board of Directors of the Company. The payment of principal and interest on the note reduced the number of Liberty common stock shares held as collateral in the unallocated fund. As a result, 38,543 shares of such stock, with an aggregate market value of approximately $1,437,000 were allocated to the participants in 1996.

Employee contributions during 1996 totaled approximately $2,150,000. Employee contributions include rollovers from employees' participation in other plans at previous employers. Rollover contributions totaled approximately $62,500 in 1996.


6. DISTRIBUTIONS TO PARTICIPANTS:

Terminating participants with vested benefits exceeding $3,500 may defer distribution of their benefits until age seventy and one-half. Investments relating to these participants remain in the Plan until they are distributed. At December 31, 1996 and 1995, the net assets attributable to the vested benefits of terminated participants of the Plan totaled approximately $9,970,000 and $8,346,000, respectively.

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

8. LOANS TO PARTICIPANTS:

Loan activity for the year ended December 31, 1996, was as follows (Dollars in Thousands):

     Balance at beginning of year               $ 1,710

        New loans                                 1,953
        Principal repayments                     (1,423)
                                                --------
     Balance at end of year                     $ 2,240
                                                ========
The interest rates are calculated by adding two percent to the Company's stated certificate of deposit rates that are in effect on the 25th day of the month prior to the month in which the loans are dated. The range for interest rates was 6.1% to 9.2% during 1996. Loan terms range from one to five years. Interest applicable to these loans during 1996 was approximately $147,000.

9. SUBSEQUENT EVENT:

Effective June 1, 1997, Liberty merged with BancOne Corporation
("BancOne"). In connection with the merger, each share of Liberty common stock was exchanged for 1.175 shares of BancOne common stock. Management expects the Plan to remain in existence until it is merged into the similar BancOne plan(s).

LIBERTY BANCORP, INC. PROFIT SHARING, SALARY DEFERRAL
AND EMPLOYEE STOCK OWNERSHIP PLAN


LINE 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES

AS OF DECEMBER 31, 1996
(Dollars in Thousands)
                                                        Description of investment including
         Identity of issuer,                            maturity date,rate of interest,                          Current
(a)* (b) borrower,lessor or similar party           (c) collateral,par or maturity value              (d)Cost (e) Value
------------------------------------------------------------------------------------------------------------------------

     COMMON STOCK:
*     Liberty Bancorp, Inc.                         Common Stock - 637,776 shares                     $13,218    $31,729
a                                                                                                     -------    -------

     POOLED INVESTMENT FUNDS - EQUITY:
*     Employee Benefit Growth Equity Fund           Commingled Equity Funds -  7,955 shares             4,252      7,640
*     Employee Benefit Aggressive Equity Fund       Commingled Equity Funds -  36,906 shares            3,370      5,127
*     Employee Benefit Yield and Value Equity Fund  Commingled Equity Funds -  124,547 shares           1,432      1,930
                                                                                                      -------    -------

                                                                                                        9,054     14,697
                                                                                                      -------    -------
     POOLED INVESTMENT FUNDS - FIXED INCOME:
*     Employee Benefit Intermediate Maturity
       Income Fund                                  Commingled Fixed Funds -  30,592 shares             2,011      2,551
*     Employee Benefit Short Average Maturity
       Income Fund                                  Commingled Fixed Funds -  52,906 shares               963      1,106
*     Employee Benefit Managed Maturity
       Income Fund                                  Commingled Fixed Funds -  39,041 shares             1,029      1,209
                                                                                                      -------    -------

                                                                                                        4,003      4,866
                                                                                                      -------    -------
     SHORT TERM INVESTMENTS:
      Short Term Investments Company                Prime Portfolio Money Market Investments -
                                                       3,161,000 shares                                 3,161      3,161
                                                                                                      -------    -------
     U.S. TREASURY SECURITIES:
      United States Treasury                        Treasury Notes - 75,000 shares, 6.5% due 5/15/97       75         75
      United States Treasury                        Treasury Notes - 75,000 shares, 5.25% due 7/31/98      71         74
      United States Treasury                        Treasury Notes - 75,000 shares, 6.75% due 6/30/99      75         76
      United States Treasury                        Treasury Notes - 75,000 shares, 7.75% due 2/15/01      78         79
      United States Treasury                        Treasury Notes - 50,000 shares, 7.25% due 5/15/04      50         53
      United States Treasury                     Zero Coupon Bonds - U.S. Treasury Backed due 2/15/97 $    63    $   251
      United States Treasury                     Zero Coupon Bonds - U.S. Treasury Backed due 2/15/98      22         92
      United States Treasury                     Zero Coupon Bonds - U.S. Treasury Backed due 2/15/99      63        160
      United States Treasury                     Zero Coupon Bonds - U.S. Treasury Backed due 2/15/00      76        365
      United States Treasury                     Zero Coupon Bonds - U.S. Treasury Backed due 2/15/01      50        252
      United States Treasury                     Zero Coupon Bonds - U.S. Treasury Backed due 2/15/02      14         74
      United States Treasury                     Zero Coupon Bonds - U.S. Treasury Backed due 2/15/03      25        141
      United States Treasury                     Zero Coupon Bonds - U.S. Treasury Backed due 2/15/04      11         64
      United States Treasury                     Zero Coupon Bonds - U.S. Treasury Backed due 2/15/05      69        413
      United States Treasury                     Zero Coupon Bonds - U.S. Treasury Backed due 2/15/06       4         28
      United States Treasury                     Zero Coupon Bonds - U.S. Treasury Backed due 2/15/07      28        181
      United States Treasury                     Zero Coupon Bonds - U.S. Treasury Backed due 2/15/08       3         18
      United States Treasury                     Zero Coupon Bonds - U.S. Treasury Backed due 2/15/09      39        265
                                                                                                      -------    -------

                                                                                                          816      2,661
                                                                                                      -------    -------
     LOANS TO PARTICIPANTS:
*     Various Plan Participants                  Liberty loans payable monthly - interest rates
                                                  ranging from 6.1% to 9.2%                             2,240      2,240
                                                                                                      -------    -------

          Total assets held for investment
           purposes                                                                                   $32,492    $59,354
                                                                                                      =======    =======

*  Party-in-interest

LIBERTY BANCORP, INC. PROFIT SHARING, SALARY DEFERRAL
AND EMPLOYEE STOCK OWNERSHIP PLAN


LINE 27d - SCHEDULE OF REPORTABLE TRANSACTIONS

FOR THE YEAR ENDED DECEMBER 31, 1996
(Dollars in Thousands)




                                                                         Expenses                Current
                                                                       Incurred in                Value
                          Description                                   Connection     Cost    of Asset on
   Identity of Party          of        Purchase   Selling     Lease       with         of     Transaction     Net Gain
(a)    Involved         (b)  Asset    (c) Price  (d)Price  (e)Rental (f)Transaction (g)Asset (h)  Date       (i)or(Loss)
------------------------------------------------------------------------------------------------------------------------

Purchases:

Short-term Investments  Short-term       $ 7,023   $   -     $   -       $   -       $   -       $ 7,023       $   -
  Company Prime          Money Market
  Portfolio              Investments

Sales:

Short-term Investments  Short-term           -       7,038       -           -         7,038       7,038           -
  Company Prime          Money Market
  Portfolio              Investments


EXHIBIT 24.1

                  CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report dated June 19, 1997 included in this Form 11-K for the Liberty Bancorp, Inc. Profit Sharing, Salary Deferral and Employee Stock Ownership Plan for the fiscal year ended December 31, 1996 into the Company's previously filed Form S-8 Registration Statement No. 33-28760.

                                             ARTHUR ANDERSEN LLP


Oklahoma City, Oklahoma
June 30, 1997